Form 10QSB
period 1996-09-30
BRISTOL TECHNOLOGY SYSTEMS INC
filed 1996-12-19
CIK 1016657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          September 30, 1996

   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

                        Commission File Number: 0-21633

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

             DELAWARE                                            58-2235556
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

18201 Von Karman Avenue, Suite 305, Irvine, California             92612
(Address of principal executive offices)                         (Zip Code)

                                 (714)475-0800
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                           ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, $.001 par value - 4,687,500 shares as of November 30, 1996 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of November 30, 1996

                                  Page 1 of 15
                            Exhibit Index on Page 13

                        BRISTOL TECHNOLOGY SYSTEMS, INC.

                                      Index


                                                                                            Page
PART I --- FINANCIAL INFORMATION
    Item 1.  Financial Statements

        BRISTOL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES (SUCCESSOR):
        CASH REGISTERS INCORPORATED (PREDECESSOR):

        Consolidated Balance Sheets as of September 30, 1996 (Successor)
        and June 30, 1996 (Successor)                                                        3

        Consolidated Statement of Operations for the three months ended
        September 30, 1996 (Successor) and for the three months ended September
        30,1995 (Predecessor)                                                                4

        Consolidated Statement of Operations for the period from inception
        (April 3, 1996) to September 30, 1996 (Successor), for the six months ended June 30, 1996 (Predecessor) and for the nine months ended
        September 30, 1995 (Predecessor)                                                     5

        Consolidated Statement of Cash Flows for the period from inception
        (April 3, 1996) to September 30, 1996 (Successor), for the six months ended June 30, 1996 (Predecessor) and for the nine months ended
        September 30, 1995 (Predecessor)                                                     6

        Notes to Unaudited Consolidated Financial Statements                                 7-8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                        9-11

PART II --- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                12-15

PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                        (Successor)
                                                                              ===============================
                                                                               September 30,        June 30,
                                                                                   1996              1996
                                                                              -------------      ------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
     Cash                                                                     $   158,755        $   418,497
     Accounts receivable, net of allowance for doubtful accounts
        of $23,144 at September 30, 1996 and$10,144 at June 30, 1996              917,111            653,409
     Inventories                                                                1,366,193          1,058,364
     Deferred tax assets                                                          113,299            116,305
     Prepaid expenses and other current assets                                    323,351            105,468
                                                                              -----------        -----------
            Total current assets                                                2,878,709          2,352,043
Property and equipment, at cost:
     Equipment                                                                    125,720             56,020
     Automobiles                                                                   22,881             13,470
     Leasehold improvements                                                        45,645               --
                                                                              -----------        -----------
                                                                                  194,246             69,490
     Less accumulated depreciation and amortization                               (12,386)              --
                                                                              -----------        -----------
            Total property and equipment, net                                     181,860             69,490
Intangible assets, net of accumulated amortization of $7,356 at
        September 30, 1996                                                        434,063            441,419
Deposits                                                                            8,040               --
                                                                              ===========        ===========
            Total assets                                                      $ 3,502,672        $ 2,862,952
                                                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line-of-credit                                                           $   206,014        $   236,036
     Accounts payable                                                             983,283            684,881
     Accrued expenses                                                             353,086            226,824
     Deferred revenue                                                             230,979            206,078
     Customer advances                                                            282,061            140,635
     Note payable to related party                                                 40,000             40,000
     Current portion of capital lease obligations                                   4,962               --
                                                                              -----------        -----------
            Total current liabilities                                           2,100,385          1,534,454
Capital lease obligations - non-current portion                                    49,223               --
Subordinated notes payable                                                        817,500            817,500
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value:
        Authorized shares --- 4,000,000
        None issued and outstanding                                                  --                 --
     Common stock, $.001 par value:
        Authorized shares --- 20,000,000
        Issued and outstanding shares --- 3,250,000 at September 30 and
            3,239,405 at June 30                                                    3,250              3,239
     Additional paid-in capital                                                   548,998            539,009
     Accumulated deficit                                                          (16,684)           (31,250)
                                                                              -----------        -----------
            Total stockholders' equity                                            535,564            510,998
                                                                              -----------        -----------
            Total liabilities and stockholders' equity                        $ 3,502,672        $ 2,862,952
                                                                              ===========        ===========

See accompanying notes.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          (Successor)       (Predecessor)
                                                         ============        ============
                                                         Three Months Ended September 30
                                                         --------------------------------
                                                              1996               1995
                                                         ------------        ------------
Revenue:
     System sales and installation                        $ 1,582,736        $ 1,201,348
     Service and supplies sales                               537,002            462,912
                                                          -----------        -----------
Net revenue                                                 2,119,738          1,664,260
Costs and expenses:
     Cost of system sales and installation                  1,079,727            826,662
     Cost of service and supplies sales                       334,516            283,406
     Selling, general and administrative                      670,949            463,981
                                                          -----------        -----------
        Total costs and expenses                            2,085,192          1,574,049
                                                          -----------        -----------
Operating income                                               34,546             90,211
Other (income) expense:
     Interest income                                           (5,699)            (2,696)
     Interest expense                                          25,679              5,047
                                                          -----------        -----------
        Total other expense                                    19,980              2,351
                                                          -----------        -----------
Income before income taxes                                     14,566             87,860
Income tax provision                                             --               30,813
                                                          -----------        -----------
                                                          ===========        ===========
Net income                                                $    14,566        $    57,047
                                                          ===========        ===========

Net  income per common and common equivalent share:
        Primary                                           $     0.004        $     56.99
                                                          ===========        ===========
        Fully diluted                                     $     0.004        $     56.99
                                                          ===========        ===========

Common and common equivalent
     shares used in computing per
     share amounts:
        Primary                                             3,250,000              1,001
                                                          ===========        ===========
        Fully diluted                                       3,250,000              1,001
                                                          ===========        ===========

See accompanying notes.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 (Successor)
                                                                 ===========
                                                                  Inception         (Predecessor)      (Predecessor)
                                                                                    ============       ============
                                                               (April 3, 1996)       Six Months        Nine Months
                                                                      to               Ended              Ended
                                                                 September 30         June 30          September 30
                                                                     1996              1996                1995
                                                                 -----------        -----------        -----------
Revenue:
     System sales and installation                               $ 1,582,736        $ 3,018,990        $ 3,114,773
     Service and supplies sales                                      537,002            998,774          1,311,747
                                                                 -----------        -----------        -----------
Net revenue                                                        2,119,738          4,017,764          4,426,520
Costs and expenses:
     Cost of system sales and installation                         1,079,727          2,148,267          2,113,168
     Cost of service and supplies sales                              334,516            634,195            749,663
     Selling, general and administrative                             702,199          1,172,762          1,271,460
     Write-off of cash surrender value of life insurance                --               76,140               --
                                                                 -----------        -----------        -----------
        Total costs and expenses                                   2,116,442          4,031,364          4,134,291
                                                                 -----------        -----------        -----------
Operating income (loss)                                                3,296            (13,600)           292,229
Other (income) expense:
     Interest income                                                  (5,699)           (11,583)            (8,632)
     Interest expense                                                 25,679              8,683             16,004
                                                                 -----------        -----------        -----------
        Total other (income) expense                                  19,980             (2,900)             7,372
                                                                 -----------        -----------        -----------
Income (loss) before income taxes                                    (16,684)           (10,700)           284,857
Income tax provision (benefit)                                          --               (3,752)            96,984
                                                                 -----------        -----------        -----------
                                                                 ===========        ===========        ===========
Net income (loss)                                                $   (16,684)       $    (6,948)       $   187,873
                                                                 ===========        ===========        ===========

Net  income (loss) per common and common equivalent share:
        Primary                                                  $    (0.006)       $     (6.88)       $    187.69
                                                                 ===========        ===========        ===========
        Fully diluted                                            $    (0.006)       $     (6.88)       $    187.69
                                                                 ===========        ===========        ===========

Common and common equivalent
     shares used in computing per
     share amounts:
        Primary                                                    2,954,355              1,010              1,001
                                                                 ===========        ===========        ===========
        Fully diluted                                              2,954,355              1,010              1,001
                                                                 ===========        ===========        ===========

See accompanying notes.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         (Successor)
                                                                        ==============
                                                                          Inception         (Predecessor)      (Predecessor)
                                                                                            =============      =============
                                                                        (April 3, 1996)      Six Months        Nine Months
                                                                              to                Ended             Ended
                                                                         September 30,         June 30         September 30
                                                                             1996               1996                1995
                                                                        --------------      -------------      -------------
Operating activities
     Net income (loss)                                                   $   (16,684)       $    (6,948)       $   187,873
     Adjustments to reconcile net income (loss) to
        cash provided by (used in) operating activities:
        Depreciation and amortization                                         19,742              9,930             33,888
        Provision for doubtful accounts                                       13,000             15,224             14,032
        Deferred taxes                                                         3,006              8,500             37,507
        Changes in operating assets and liabilities:
            Accounts receivable                                             (276,702)          (195,210)           (92,385)
            Inventories                                                     (307,829)           218,979           (206,841)
            Prepaid expenses and other                                      (271,683)            35,364            (11,798)
            Accounts payable                                                 364,838            314,026             36,248
            Accrued expenses                                                 145,012              9,689                501
            Deferred revenue                                                  24,901            (66,542)           (19,994)
            Customer advances                                                141,426           (233,487)           109,530
                                                                         -----------        -----------        -----------
               Net cash provided by (used in) operating activities          (160,973)           109,525             88,561

Investing activities
     Purchase of CRI, net of cash acquired of $5,535                        (949,427)              --                 --
     Capital expenditures                                                    (65,148)           (20,650)            (8,749)
                                                                         -----------        -----------        -----------
               Net cash used in investing activities                      (1,014,575)           (20,650)            (8,749)

Financing activities
     Debt and capital lease repayments                                        (5,423)              --                 --
     Net borrowings (repayments) on line of credit                           (30,022)           (13,406)          (152,803)
     Note payable to related party                                              --              (35,000)            70,000
     Issuance of subordinated notes payable                                  817,500               --                 --
     Issuance (repurchase) of stock                                          552,248            (37,203)              --
                                                                         -----------        -----------        -----------
               Net cash provided by (used in) financing activities         1,334,303            (85,609)           (82,803)
                                                                         -----------        -----------        -----------

Net increase (decrease) in cash                                              158,755              3,266             (2,991)
Cash at beginning of period                                                     --                2,269              7,036
                                                                         ===========        ===========        ===========
Cash at end of period                                                    $   158,755        $     5,535        $     4,045
                                                                         ===========        ===========        ===========

Supplemental disclosures of cash flow information:
                                                                         ===========        ===========        ===========
     Interest paid                                                       $     3,151        $     8,683        $    16,004
                                                                         ===========        ===========        ===========
     Taxes paid                                                          $     4,000        $    14,500        $    25,969
                                                                         ===========        ===========        ===========
Supplemental disclosure of non-cash transactions:

     Capital lease obligations                                           $    59,608        $        --        $        --
                                                                         ===========        ===========        ===========


See accompanying notes

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1996

Note (A) -- Basis of Presentation

         Bristol Technology Systems, Inc. (the "Company") was incorporated on April 3, 1996. The Company made an acquisition on June 28, 1996 of 100% of the outstanding common stock of Cash Registers Incorporated (CRI) for approximately $883,001 in cash and acquisition related expenses of approximately $71,961 (the "Acquisition"). The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $441,419 to excess of cost over net assets acquired. The results of CRI are included in the consolidated financial statements from June 29, 1996. Accordingly, the financial statements for the period subsequent to the Acquisition (Successor) are not comparable to the financial statements amounts for the periods prior to the Acquisition (Predecessor).

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 of Regulation S-B Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated balance sheet and footnotes of the Company as of June 30, 1996 and the financial statements and footnotes of CRI as of June 30, 1996 and 1995 and for the three years ended June 30, 1996 included in the Company's Registration Statement on Form SB2.

Note (B) -- Fiscal Year

     The Company's fiscal year-end is December 31.

Note (C) -- Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1996


Note (D) --  Debt

         CRI's line of credit was amended in October 1996 to provide for aggregate borrowings of $350,000. The line of credit does not have a termination date, but is reviewed annually for renewal. Borrowings under the line bear interest at a rate which the Company and bank mutually agree upon. At September 30, 1996, the agreed upon interest rate was 9.25%. Borrowings under the line of credit are secured by CRI's accounts receivable. As of September 30, 1996, the Company had $206,014 outstanding under the line. The line prohibits the reduction or depletion of CRI's capital without 30 days prior written notice to the bank. At September 30, 1996, the Company was in compliance with the covenants on the CRI line of credit.

         In addition, on October 10, 1996, the Company entered into a loan agreement with a bank whereby the Company may borrow up to $200,000 under a revolving line of credit. Borrowings under the line will bear interest at prime rate plus 1% and interest is payable monthly. The line expires on October 1, 1997. Borrowings under the line are personally guaranteed by two officers of the Company. The line includes certain covenants including limitations on additional indebtedness and certain financial covenants.

Note (E) -- Unaudited Pro Forma Information for CRI Acquisition

         The following presents the unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996 and 1995 as if the CRI Acquisition had been consummated on January 1, 1995, and includes certain pro forma adjustments resulting from the acquisition, including the amortization of intangible assets and an increase in interest expense. In addition, the pro forma provision for income taxes reflects the tax impact of the pro forma adjustments.

                                         Nine Months         Nine Months
                                            Ended               Ended
                                        September 30,       September 30,
                                            1996                1995
                                          Pro Forma           Pro Forma
                                         As Adjusted         As Adjusted
                                        -------------       -------------

Net revenue                              $6,137,502          $4,426,520

Net income (loss)                           (82,974)            125,364

Net income (loss) per share                   (0.03)               0.04

Shares used in computing net income
  (loss) per share                        2,954,355           2,954,355


         The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect results that would have occurred had the CRI Acquisition occurred on January 1, 1995 or the results which may occur in the future.

Note (F) -- Subsequent Events

         On November 20, 1996, the Company successfully completed an initial public offering of its common stock and warrants. The Company sold 1,437,500 shares of Common Stock and 718,750 Class A Redeemable Common Stock Purchase Warrants. The Company raised net proceeds, after deducting underwriting discounts and commissions and the estimated expenses of the offering, of $7,018,000. On November 22, 1996, $850,000 of these proceeds were used to repay $817,500 in notes payable as well as $32,500 in accrued interest.

         On December 12, 1996, the Company entered into an agreement and plan of merger with the shareholders of a POS dealership based in Seattle, Washington, Automated Register Systems, Inc. (ARS) for the purchase of all of the outstanding common stock of ARS for consideration of approximately $1,700,000 to be paid with a combination of cash and the Company's common stock. The transaction will be recorded under the purchase method of accounting. Company management expects that this merger transaction will close on approximately December 31, 1996.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in the "Risk Factors" section of the Company's final prospectus dated November 12, 1996, including but not limited to, limited operating history, risks related to the Company's acquisition strategy, need for additional financing to implement acquisition strategy, substantial competition, reliance on key personnel, integration of CRI, dependence of manufacturers, current reliance on major customer, fixed fee contracts, potential conflicts of interest, control by management, potential inability to market newly developed products, anti-takeover effects of certain charter and bylaw provisions, possible volatility of stock price, possible environmental liabilities and absence of dividends.

OVERVIEW

         The Company was formed in April 1996 to establish a national network of full service dealerships of retail automation equipment, such as point-of sale ("POS") systems, electronic cash registers ("ECRs") and related hardware and software. A POS system is used at the "point of sale" in a retail establishment. It leads or prompts the retail clerk through a sales transaction with a customer. The Company intends to implement a program of selective POS dealership acquisitions and consolidations. The Company will then seek to enhance the profitability of the acquired dealerships through the benefits derived from the economies of scale flowing from a volume-oriented business, improved value added operations, better trained personnel, quicker on-site service, greater product diversity, focused leasing programs, major/national account programs and enhanced service and support of end user installations.

         From April 3, 1996 (date of incorporation) to September 30, 1996, management of the Company devoted substantially all of its efforts to the raising of capital, the identification of dealership acquisition candidates and the acquisition of its first dealership, CRI, on June 28, 1996. The following discussion and analysis of the results of operations relates to the consolidated financial statements of the Company for the three months ended September 30, 1996 compared to the stand-alone financial statements of CRI for the three months ended September 30, 1995. In addition, the following discussion and analysis of the results of operations relates to the combined financial statements of the Company from inception (April 3, 1996) to September 30, 1996 and CRI for the six months ended September 30, 1996 compared to the stand-alone financial statements of CRI for the nine months ended September 30, 1995. The discussion and analysis of financial condition relates to the consolidated balance sheet of the Company as of September 30, 1996.

RESULTS OF OPERATIONS

Quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 and Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

Net Revenue

         The Company's net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software ("Systems Revenue") and (ii) revenue derived from the sale of service and supplies ("Service Revenue"). Net revenue for the quarter ended September 30, 1996 increased 27% to $2,120,000 consisting of a 32% increase in System Revenue and a 16% increase in Service Revenue compared to the quarter ended September 30, 1995. Net revenue for the nine months ended September 30, 1996 increased 39% to $6,138,000 consisting of a 48% increase in System Revenue and a 17% increase in Service Revenue compared to the nine months ended September 30, 1995. The increase in System Revenue for the three month period ended September 30, 1996 was primarily a result of the sale of POS systems to several new customers in the supermarket industry. The increase in System Revenue for the nine months ended September 30, 1996 was primarily due to a focused effort to increase the installed customer base along with a substantial increase in the number of systems sold to CRI's largest customer. The increase in Service Revenue for the three and nine month periods ended September 30, 1996 was primarily attributed to an increase in the installed customer base. In addition, the increase in Service Revenue for the three month period ended September 30, 1996 was due to the sale of maintenance contracts to customers who had not originally purchased their equipment from CRI.

         The Company's largest customer accounted for approximately 41% and 39% of net revenue for the quarters ended September 30, 1996 and 1995, respectively. The same customer accounted for approximately 46% and 28% of net revenue for the nine months ended September 30, 1996 and 1995, respectively. This customer has both company-owned stores and independent franchisee stores. To date, substantially all of the company-owned stores and a majority of the franchisee stores have purchased their POS systems from the Company. However, the Company and this customer have no written agreement related to the purchase of new equipment and, accordingly, the customer may cease purchasing new equipment from the Company at any time. The Company and this customer do have a written contract whereby the Company has agreed to provide maintenance services for certain equipment installed by the Company in this customer's stores. The loss of, or a decline in orders from this key customer could have a material adverse effect on the Company's financial and operating results.

         During 1995 and 1996, CRI purchased its hardware primarily from two main vendors, ERC Parts, Inc. ("ERC"), a distributor of Panasonic products, and NCR Corporation ("NCR"). Sales of ERC and NCR products accounted for approximately 34% and 18% of net revenue, respectively, for the nine months ended September 30, 1996 as compared to 29% and 13% of net revenue, respectively, for the nine months ended September 30, 1995. CRI has supply agreements with both of these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms.

Gross Margin

         Gross margin for the quarters ended September 30, 1996 and 1995 remained constant at 33%. The gross margin for Systems Revenue increased to 32% from 31% primarily due to a decrease in pricing discounts which was partially offset by an increase in headcount in the installation department. The gross margin for Service Revenue decreased to 38% from 39% primarily due to the building of infrastructure in the service department through an increase in headcount.

         Gross margin was 32% for the nine months ended September 30, 1996 compared to 35% for the nine months ended September 30, 1995. The gross margin for Systems Revenue decreased to 30% from 32% primarily due to an investment in growing the installed base through aggressive pricing in 1996. The gross margin for Service Revenue decreased to 37% from 43% primarily due to the building of infrastructure in the service department through an increase in headcount.

Selling, General and Administrative Expenses

         Selling, general and administrative ("S,G&A") expenses expressed as a percentage of net revenue was 32% for the quarter ended September 30, 1996 compared to 28% for the quarter ended September 30, 1995. S,G&A expenses increased by $207,000, or 45%, to $671,000 from $464,000. S,G&A expenses expressed as a percentage of net revenue was 31% for the nine months ended September 30, 1996 compared to 29% for the nine months ended September 30, 1995. S,G&A expenses increased by $603,000, or 47%, to $1,874,000 from $1,271,000. The increase in S,G&A expenses for the three and nine month periods ended September 30, 1996 consisted primarily of a combination of corporate overhead expenses that did not exist prior to April 3, 1996 and an increase in payroll and related costs, including commissions, required to support the growth of revenue at CRI.

Write-off of cash surrender value of officers' life insurance

         Write-off of cash surrender value of officers' life insurance in the nine months ended September 30, 1996 represents amounts written off because the ownership of the life insurance policies was transferred to former owners and a former director of CRI in contemplation of the acquisition of CRI by the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash totaled $159,000 at September 30, 1996. The Company used $51,000 in operations for the nine months ended September 30, 1996 compared to generating $89,000 from operations for the nine months ended September 30, 1995. The Company utilized $86,000 for the purchase of property and equipment in the nine months ended September 30, 1996 compared to $9,000 for the nine months ended September 30, 1995.

         CRI has a line of credit with a commercial bank which does not have a termination date, but which is reviewed annually for renewal. At September 30, 1996, the line permitted borrowings up to $250,000. In October 1996, the line of credit was amended to increase the maximum allowable borrowings to $350,000. Borrowings under the line of credit bear interest at a rate which the Company and the bank mutually agree upon. At September 30, 1996, the agreed upon interest rate was 9.25%. Borrowings under the line of credit are secured by CRI's accounts receivable. As of September 30, 1996, the Company had $206,000 outstanding under the line. The line prohibits the reduction or depletion of CRI's capital without 30 days prior written notice to the bank.

         The Company has notes payable outstanding of $817,500 at September 30, 1996. The notes originated from a private placement consummated in June 1996 in connection with the Company's acquisition of CRI. The notes bear interest at 10%.

         At September 30, 1996 the Company's principal sources of liquidity included $159,000 of cash and $44,000 in available borrowings under CRI's bank line of credit. In October 1996, the maximum allowable borrowing under CRI's line of credit was increased from $250,000 to $350,000 which provides an additional source of liquidity to the Company. On October 10, 1996, the Company entered into a loan agreement with a bank whereby the Company may borrow up to $200,000 under a revolving line of credit. Borrowings under the line will bear interest a prime rate plus 1% and interest is payable monthly. The line expires on October 1, 1997. Borrowings under the line are personally guaranteed by two officers of the Company. The line includes certain covenants including limitations on additional indebtedness and certain financial covenants. This line of credit provides another source of liquidity to the Company.

         On November 20, 1996, the Company successfully completed an initial public offering of its common stock and warrants. The Company sold 1,437,500 shares of Common Stock and 718,750 Class A

Redeemable Common Stock Purchase Warrants. The Company raised net proceeds, after deducting underwriting discounts and commissions and the estimated expenses of the offering, of $7,018,000. On November 22, 1996, $850,000 of these proceeds were used to repay $817,500 in notes payable as well as $32,500 in accrued interest. The Company plans to use a portion of these proceeds to repay the outstanding balance under the CRI line of credit. The remainder of the proceeds have been invested in short-term, interest bearing, investment-grade securities, including money market instruments.

         On December 12, 1996, the Company entered into an agreement and plan of merger with the shareholders of a POS dealership based in Seattle, Washington, Automated Registers Systems, Inc. (ARS) for the purchase of all of the outstanding common stock of ARS for consideration of approximately $1,700,000 to be paid with a combination of cash and the Company's common stock. The transaction will be recorded under the purchase method of accounting. Company management expects that this merger transaction will close on approximately December 31, 1996.

         Should the Company not acquire any additional dealerships, management believes that operating cash flow, available cash and available credit resources, together with the net proceeds of the initial public offering, will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the next 12 months. However, it is the Company's intention to identify, evaluate and acquire additional POS dealerships within the next twelve months. Because the Company's cash requirements in the future are heavily dependent upon the frequency and cost of future acquisitions, as well as the combination of cash, promissory notes and stocks used in executing acquisitions, it is impossible to determine at this time the effect of the Company's acquisition strategy on its future cash requirements. If significant acquisition opportunities arise, the Company may need to seek additional capital to complete them.

PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

            (a)      Exhibit 11 - Calculation of Earnings per Share

            (b)      Reports on Form 8-K

                     No current reports on Form 8-K were filed during the three months ended September 30, 1996.




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly





                                      BRISTOL TECHNOLOGY SYSTEMS, INC.
                                 -----------------------------------------
                                               (Registrant)



   December 19, 1996
--------------------------
        Date                     By:  /s/    Richard H. Walker
                                 -----------------------------------------
                                             Richard H. Walker
                                                 President



                                 By:  /s/     Kelly Kaufman
                                 -----------------------------------------
                                              Kelly Kaufman
                                       Vice President of Finance
                                 (Principal financial and accounting officer)

                                    INDEX TO EXHIBITS


   Exhibit                                                                          Sequentially
   Number                              Description                                 Numbered Page
--------------            ---------------------------------------             -------------------------
     11                   Calculation of Earnings Per Share                            14-15