Form 10KSB
period 1996-12-31
BRISTOL TECHNOLOGY SYSTEMS INC
filed 1997-03-31
CIK 1016657

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the period from inception (April 3, 1996) to December 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

              For the transition period from_________ to___________

                         Commission file number     0-21633
                                               --------------------

                        Bristol Technology Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                       58-2235556
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

18201 Von Karman Avenue, Suite 305, Irvine, California                92612
------------------------------------------------------               --------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (714) 475-0800
                          ----------------------------

Securities registered under Section 12(b) of the Exchange Act:  none


Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          Common Stock, $.001 par value
                Class A Redeemable Common Stock Purchase Warrants


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $4,196,230 for the period from inception (April 3, 1996) to December 31, 1996.

      The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $22,774,505 (computed using the closing price of $9.875 per share of Common Stock on December 12, 1996 as reported by NASDAQ, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 4,745,654 shares of the registrant's Common Stock, par value $.001 per share, and 718,750 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

      Transitional Small Business Disclosure Format (Check One): Yes     No X
                                                                    ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

      Bristol Technology Systems, Inc. was founded and incorporated under the laws of the State of Delaware on April 3, 1996. The Company is building a national network of full service point-of-sale ("POS") dealers through the selective acquisition of targeted POS dealers and then seeking to enhance the profitability of acquired dealerships through economies of scale, improved value-added operations, improved training of personnel and faster on-site service, greater product diversity, focused leasing programs, major and national account programs and enhanced service and support of end user installations.

      Through December 31, 1996, the Company has acquired two multi-office POS systems dealerships, Cash Registers, Incorporated ("CRI") and Automated Retail Systems, Inc. ("ARS"), which sell POS systems and other products, as well as provide technical support and supplies to their customers. Unless the context otherwise requires, the term the "Company" is used in this report to refer to Bristol Technology Systems, Inc. and its subsidiaries.

INDUSTRY OVERVIEW

      The POS industry is a multi-billion dollar industry comprised of two fundamental product groups: the POS system and the Electronic Cash Register, ("ECR"). POS systems collect and process data with communications capability. ECRs, on the other hand, are stand-alone type products that do not have these capabilities. A POS system is used at the "point of sale" in a retail establishment. It leads or prompts the retail clerk through a sales transaction with a customer. The POS system collects detailed information, including credit information, about the transaction. Standard components of a POS system include a display terminal to view the transaction, a keyboard for data entry, a cash drawer for collecting funds, a printer to prepare a written record of the transaction, a server for processing data and coordinating communications, and software to guide the clerk through the transaction. Typically, a number of these sophisticated "registers" are installed in a retail establishment, thus allowing multiple departments or locations to enter transactions simultaneously. The ECR is a less expensive and less sophisticated alternative to the POS system, comprised of a stand-alone cash register that is electronic rather than mechanical. The primary target markets for the products supplied by the Company are supermarkets, convenience stores, quick service restaurants and higher-end table service restaurants.

      In 1995, there were more than 5.6 million cash registers (both POS systems and ECRs) in use in the United States. Approximately 800,000 units (POS systems and ECRs) are sold per year. The Company anticipates that retailers with ECRs or older POS systems will replace their units or systems sooner than in the past and thus take advantage of new product features that are being introduced.

      While the industry has several large manufacturers that continue to sell their product on a direct basis, today more than half of all product placements are made by POS dealers. All manufacturers use POS dealers to distribute their products to the marketplace, and some manufacturers use POS dealers as their exclusive means of distributing their products to the marketplace.

      The industry's total revenue has grown each year, fueled by the increasing sales of POS systems. Retail Automation 1995 and Beyond, (C)1995 by the Retail Automation Research Office, has reported that, currently, the number of POS systems installed annually is approximately equal to the number of stand-alone ECRs installed each year (approximately 400,000 for each).

DISTRIBUTION CHANNELS

      Today, there are two principal distribution channels for POS systems and ECR products to reach the end user: (i) the "Direct" channel and
(ii) the "Dealer" channel. The Direct channel consists of manufacturers that sell directly to large national "major retail" chains. Less than half of all units sold were attributable to the Direct channel. The POS Dealer channel consists of more than 3,000 independent businesses which sell to all types of retail end-users.

      The typical POS dealer is privately owned. The dealership normally concentrates on only a few manufacturers for its key products and sells and services these products on a local basis. The basic dealership functions are sales, in-house and on-site service and administration. Based on the Company's experience in evaluating POS dealers as acquisition candidates, the Company believes that the typical POS dealer derives its revenue from the sale of hardware, software and service. Service revenue comes from the ongoing service and supply stream from the installed base of systems. In many cases, the retail customer agrees to a fixed monthly future service contract to support its POS equipment. This built-in stream of revenue makes the dealer less susceptible to economic swings in the economy.

COMPANY STRATEGY

      The Company's objective is to capitalize on the developments described above by consolidating regional POS dealers, thereby leveraging already established regional channels and customer relationships to achieve synergistic growth of revenue and improved profit performance through a program of dealer acquisitions. Key elements of the Company's strategy include:

      Rationalization of Business Combinations. The Company intends to achieve operating efficiencies through:

          Reduced Administrative Expenses. The Company intends to reduce certain administrative expenses and introduce improved operating systems after a business is acquired.

          Improved Buying Practices. The Company will strive to earn the maximum available discounts and other benefits and incentives through a careful process of supervised buying and inventory control.

          Manufacturer Assistance. The Company plans to initiate negotiations with key manufacturers to develop a joint approach to increase market share throughout the United States. Management believes that this should strengthen the manufacturers' presence in certain markets while initiating a presence in others. It is the Company's goal to become a significant purchaser of products from these manufacturers.

          Centralized Functions. The Company plans to centralize certain functions, such as cash management, legal and auditing services, employee benefits, and property, casualty and worker's compensation insurance, to achieve greater efficiencies. It is the Company's objective that these programs will result in direct cost reductions for the Company.

          Leasing Programs. A portion of the product sold by a dealer is actually sold under lease programs. The Company intends to consolidate these leases with one national leasing organization that can assist in program development and enable the Company to realize an additional cost reduction based upon its total leased sales.

      Decentralized Management. The Company intends to manage on a decentralized basis and to maintain an environment attractive to entrepreneurs by providing the opportunity for local managers to focus on marketing and expansion of their business. The Company intends to foster an environment attractive to entrepreneurs by acquiring POS dealers interested in remaining involved with the acquired organization under long-term contracts containing appropriate incentives. The Company also intends to provide the opportunity for the local managers to share specialized POS expertise with other Company dealers.

      Hub and Spokes. A key element of the Company's operating policy is based on the "hub" and "spoke" concept. The Company's strategy is to acquire hub dealers with (i) a substantial base of revenue, (ii) an established customer base and market share in key geographic regions,
(iii) strong key management interested in being involved in the Company's network and (iv) the potential to benefit from the Company's uniform operating procedures. The Company plans to assist its hubs in acquiring smaller POS dealers which will be the "spokes" in their regions. Management believes that the acquisition of "spoke" POS dealers will increase profit margins through elimination of redundant administrative costs and the acquisition of sales volume.

      Regional Geographical Structure. To accelerate the establishment of a national POS dealer channel, the Company initially will seek to acquire one or more hubs in each of five key regions on the United States: the West, East, Midwest, Southeast and Southwest.

ACQUISITIONS

          As part of the Company's acquisition strategy, on June 28, 1996, the Company completed the purchase of all of the outstanding Common Stock of CRI, a POS systems dealer in Kentucky and southern Ohio. The total purchase price was $954,962 and included a cash payment of $883,001 and acquisition costs of $71,961. CRI sells POS systems, support services and supplies to approximately 1,500 retail establishments, primarily supermarkets and quick service restaurants.

      On December 31, 1996, the Company acquired Automatic Register Systems, Inc., a POS systems dealer in the Northwest United States, through a merger of Automatic Register Systems, Inc. into a wholly-owned subsidiary of the Company. In consideration for the merger, the shareholders of Automatic Register Systems, Inc. received $1,025,023 in cash and 58,154 shares of non-registered restricted Common Stock of the Company which were valued at $683,349 at December 31, 1996. ARS sells, installs and services POS systems and cash registers at supermarkets, quick service food outlets, restaurants, and other retail establishments.

      On February 28, 1997, the Company entered into a definitive agreement providing for the merger of Micro Data, Inc. ("Micro Data"), a POS dealer with operations in Kentucky and Illinois, into CRI. Micro Data's shareholder will receive cash of approximately $82,000 and shares of non-registered, restricted Common Stock of the Company worth approximately $140,000 as consideration for the merger, subject to adjustment as defined in the agreement. The merger is expected to close on April 1, 1997, and is subject to certain terms and conditions as set forth in the agreement. The transaction will be recorded under the purchase method of accounting.

      On March 27, 1997, the Company entered into a definitive agreement providing for the merger of International Systems & Electronics Corporation ("ISE"), a POS dealer with operations in Florida, into Bristol Merger Corporation, a wholly-owned subsidiary of the Company. As consideration for the merger, ISE's shareholder will receive cash of approximately $1,100,000 and shares of non-registered, restricted common stock of the Company worth approximately $750,000, subject to adjustment as defined in the agreement. The transaction will be recorded under the purchase method of accounting. The merger is expected to close on April 30, 1997, and is subject to certain terms and conditions as set forth in the agreement.

      The Company is currently engaged in discussions regarding other possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company, other than the Micro Data and ISE agreements as discussed above.

COMPETITION

      The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographic location of dealers. The Company primarily competes with independent POS dealers and some of these dealers are currently larger and have greater financial resources than the Company. In addition, there are original equipment manufacturers that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. Although management is not aware of any other company that is actively attempting to consolidate this industry, management believes that, during the next few years, competing POS dealers may seek growth through consolidation through and with entities other than the Company. No assurance can be given, furthermore, that the major manufacturers will not choose to expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company.

MAJOR CUSTOMERS

      The Company's largest customer, Seed Restaurant Group, accounted for approximately 33% of net revenue for the period from inception (April 3, 1996) to December 31, 1996. This customer has both company-owned stores and independent franchisee stores. To date, substantially all of the company-owned stores and independent franchisee stores have purchased their POS systems from the Company. However, the Company and this customer have no written agreement related to the purchase of new equipment and, accordingly, the customer may cease purchasing new equipment from the Company at any time. The Company and this customer do have a written contract whereby the Company has agreed to provide maintenance services for certain equipment installed by the Company in this customer's stores. The loss of or a decline in orders from this key customer could have a material adverse effect on the Company's financial and operating results. No other customer accounted for more than 10% of the Company's net revenue for the period from inception (April 3, 1996) to December 31, 1996.

      The Company acquired ARS on December 31, 1996. For the year ended December 31, 1996, ARS had two customers whose sales represented more than 10% of ARS's net revenues. These two customers accounted for approximately 18% and 16% of ARS's net revenues, respectively. ARS's net revenues for the year ended December 31, 1996 are not included in the Company's consolidated financial statements for the period from inception (April 3, 1996) to December 31, 1996.

PRINCIPAL SUPPLIERS

      During the period from inception (April 3, 1996) to December 31, 1996, the Company purchased its hardware principally from two main vendors, ERC Parts, Inc. ("ERC") a distributor of Panasonic products, and NCR Corporation ("NCR"). Sales of ERC and NCR products accounted for approximately 51% of net revenue for the period from inception (April 3, 1996) to December 31, 1996. The Company has supply agreements with both of these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms.

      ARS, which was acquired by the Company on December 31, 1996, is a dealer for NCR, Panasonic, International Business Machines and ICL Fujitsu equipment.

RESEARCH AND DEVELOPMENT

      The Company has not engaged in any research and development activities for the period from inception (April 3, 1996) to December 31, 1996.

EMPLOYEES

      As of December 31, 1996, the Company had 100 full-time and 5 part-time employees, of whom 60 were employed in customer services, 25 in finance and administrative services, and 20 in sales and marketing. Of the total, 4 were employed at the Company's corporate office, 65 were employed at CRI and 36 were employed at ARS. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company's general policy is to lease, rather than own, its business locations. The Company leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases, although in general, the Company's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties.

          The Company subleases its 2,205 square foot headquarters facility in Irvine, California for a base monthly rate of $2,205. The Company also leases approximately 22,000 square feet of office and warehouse facilities in Kentucky and Ohio for its CRI operations, a portion of which is leased from Coye D. King, a director of CRI. The Company's ARS operations utilize approximately 13,000 square feet of leased property, which includes an approximately 11,158 square foot office facility in Seattle, Washington. In connection with the merger of ARS into the Company, the Seattle facility lease agreement between ARS and Michael J. Pollastro, President of ARS, Gary T. Pollastro, Vice President and Treasurer of ARS, John E. Pollastro, Vice President and Secretary of ARS, and Carmen Pollastro was amended. The amended lease is at a monthly rate of $15,063 and expires in December 2003.

          In connection with the proposed move of CRI from its current location in London, Kentucky, the Company has agreed to negotiate in good faith a definitive lease agreement with Stephen King and Andrew King, Vice Presidents of CRI, as lessors, whereby the latter will lease to CRI up to 12,000 square feet of office and warehouse space in a new, yet to be constructed, office complex in London, Kentucky. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for ten years and the base rental rate will be $6.00, $8.00 and $10.00 per square feet for years one, two and three through ten, respectively. The Company expects that the remaining terms of the lease will be competitive and as favorable to the Company as those which could be obtained from unrelated third parties. Upon commencement of the lease for the new office complex, the monthly lease for CRI's current space in London, Kentucky will be terminated without penalty.

          The Company believes that its leased facilities, and the anticipated lease of the new office complex in London, Kentucky, are adequate for its present needs and that suitable additional or replacement space will be available on commercially reasonable terms, as required.

ITEM 3. LEGAL PROCEEDINGS.

          The Company's subsidiaries have been from time to time a party to various lawsuits and other matters involving ordinary and routine claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these claims and suits are uncertain, in the aggregate they should not have a material adverse affect on the Company's business, financial position or results of operations.

          In September 1993, a judgement was entered in Bell Circuit Court, Kentucky, on behalf of James J. Kreuger, a former employee of CRI, against CRI and Coye D. King and Barbara King, former stockholders of CRI, in the amount of $107,726 and accrued interest. The judgement arises from an alleged partnership formed by the Kings and Mr. Kreuger and is currently on appeal. The former stockholders of CRI have agreed to pay any and all amounts of the judgement in excess of $83,000; provided, however, that the Company can only collect such amounts from the former stockholders by offsetting amounts owed by CRI and/or the Company to such stockholders pursuant to (i) the new lease of the new London, Kentucky facility (discussed above) and (ii) bonus arrangements described in certain employment agreements between the Company and the former stockholders. At December 31, 1996, CRI had $83,000 accrued in connection with the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock and Warrants have traded on the Nasdaq SmallCap Market under the symbols "BTEC" and "BTECW," respectively, since the Company's initial public offering of the Common Stock and warrants on November 13, 1996. Prior to November 13, 1996, there was no public market for the Company's securities. The following table sets forth the high and low closing sale prices for the Common Stock and Warrants for the period from November 13, 1996 through December 31, 1996 as reported by the Nasdaq National Market.

                                            High                            Low

Common Stock                              $11 - 3/4                     $9 - 13/16
Warrants                                      6                              5

          As of February 28, 1997, the approximate number of record holders of the Company's Common Stock and Warrants was 33 and 2, respectively. The Company believes that a significant number of beneficial owners hold substantial shares of Common Stock and Warrants in depository or nominee form.

          The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any available funds from earnings for future growth and, therefore, does not anticipate paying any cash dividends on its common stock for the foreseeable future. Until November 20, 1998, without the Underwriters' consent, the Company is restricted from paying dividends in excess of the amount of the Company's current or retained earnings derived after November 20, 1996. Additionally, although CRI's and ARS's current lines of credit do not expressly prohibit the Company from paying dividends, the lines of credit do contain covenants which restrict the reduction or depletion of the respective companies' capital. The Company anticipates that future financing, including any lines of credit, may restrict or prohibit the Company's ability to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in the "Risk Factors" section of the Company's final prospectus dated November 12, 1996, including but not limited to, limited operating history, risks related to the Company's acquisition strategy, need for additional financing to implement acquisition strategy, substantial competition, reliance on key personnel, integration of CRI, dependence on manufacturers, current reliance on major customer, fixed fee contracts, potential conflicts of interest, control by management, potential inability to market newly developed products, anti-takeover effects of certain charter and bylaw provisions, possible volatility of stock price, possible environmental liabilities and absence of dividends.

OVERVIEW

          The Company was formed on April 3, 1996 to establish a national network of full service point-of-sale "POS" dealers through the selective acquisition of targeted POS dealers.

      From April 3, 1996 to December 31, 1996, management of the Company devoted substantially all of its efforts to the raising of capital, the identification of dealership acquisition candidates and the acquisition of two dealerships, CRI on June 28, 1996 and ARS on December 31, 1996. The following discussion and analysis of the results of operations relates to 1) the consolidated statement of operations for the Company for the period from inception (April 3, 1996) to December 31, 1996 and 2) the stand-alone statement of operations of CRI for the year ended June 30, 1996 compared to the year ended June 30, 1995. (Prior to its acquisition by the Company, CRI had a fiscal year end on June 30.) The discussion and analysis of financial condition relates to the consolidated balance sheet of the Company at December 31, 1996.

RESULTS OF OPERATIONS OF THE COMPANY

          For the period from inception (April 3, 1996) to December 31, 1996

          Net revenue

          The Company's net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software ("Systems Revenue") and (ii) revenue derived from the sale of service and supplies ("Service Revenue"). Net revenue for the period from inception (April 3, 1996) to December 31, 1996 was $4,196,000 and was comprised solely of net revenue from the Company's wholly-owned subsidiary CRI for the period from June 29, 1996 (the day after the Company acquired CRI) to December 31, 1996. Net revenue was comprised of $3,120,000, or 74%, of Systems Revenue and $1,076,000, or 26%, of Service Revenue.

          As discussed in "Major Customers" and "Principal Suppliers" under Item 1, "Business," the Company's largest customer, Seed Restaurant Group, accounted for approximately 33% of net revenue for the period from inception (April 3, 1996) to December 31, 1996, and sales of products from the Company's two main hardware vendors, ERC and NCR, accounted for approximately 51% of net revenue for the period from inception (April 3, 1996) to December 31, 1996. A change in the Company's relationships with this key customer or these principal vendors could have a material adverse effect on the Company's financial and operating results.

          Gross Margin

          Gross margin for the period from inception (April 3, 1996) to December 31, 1996 was 32% and was comprised solely of gross margin from CRI for the period from June 29, 1996 to December 31, 1996. Total gross margin was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 36%.

          Selling, General and Administrative Expenses

          Selling, general and administrative ("S,G&A") expenses for the period from inception (April 3, 1996) to December 31, 1996 were $1,452,000, or 35% of net revenue. S,G,&A expenses consisted of two components: 1) corporate office S,G&A expenses from April 3, 1996 to December 31, 1996 and 2) CRI S,G&A expenses from June 29, 1996 to December 31, 1996. The Company anticipates that S,G&A expense will increase during 1997 due to planned staffing additions at corporate headquarters needed to integrate acquired companies and to support future growth.

          Interest Income and Interest Expense

          Interest income of $43,000 was derived primarily from interest earned on the investment of the Company's proceeds from its initial public offering. The proceeds were received on November 20 and invested in a short-term, interest-bearing money market fund.

          Interest expense of $46,000 consisted primarily of interest on $817,500 of subordinated notes payable that were outstanding from June 30, 1996 to November 22, 1996 and from interest on outstanding balances on CRI's line of credit from June 30, 1996 to December 31, 1996.

          Income Taxes

          The Company incurred income tax expense of $1,800 for the period from inception (April 3, 1996) to December 31, 1996. Income tax expense consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

RESULTS OF OPERATIONS OF CRI

          Background on CRI

          CRI was formed in 1974 and has been operated by its current management team since July 1, 1993. The Company acquired 100% of the outstanding common stock of CRI on June 28, 1996. Prior to its acquisition by the Company, CRI had a fiscal year end on June 30.

          Year ended June 30, 1996 compared to the year ended June 30, 1995


          Net revenue

          Net revenue for the fiscal year ended June 30, 1996 increased 45% to $7,218,000 from $4,969,000 in 1995. The increase consisted of a 59% increase in Systems Revenue and a 16% increase in Service Revenue from the year ended June 30, 1995. The increase in Systems Revenue is attributed to a focused effort to increase the installed customer base along with a substantial increase in the number of systems sold to CRI's largest customer. The increase in Service Revenue was attributed to an increase in the installed customer base. CRI's revenue growth historically has been a function of increasing system sales which in turn has increased CRI's Service Revenue through a larger installed customer base.

          CRI's largest customer, Seed Restaurant Group, accounted for approximately 44% and 24% of net revenue in the twelve months ended June 30, 1996 and 1995, respectively. No other customer accounted for more than 10% of net revenue during these years. CRI purchased its hardware primarily from two main vendors, ERC, and NCR. Sales of ERC and NCR products accounted for approximately 39% and 15% of net revenue, respectively, for the twelve months ended June 30, 1996.

          Gross margin

          Gross margin decreased to 32% in fiscal 1996 from 38% in fiscal 1995. The gross margin for Systems Revenue decreased to 31% from 38% primarily due to an investment in growing the installed base through aggressive pricing in 1996. The gross margin for Service Revenue was 36% in fiscal 1996 compared to 39% in fiscal 1995. The Service Revenue margin decrease was due to an investment of approximately $150,000 in building the service department infrastructure to support the increase in the installed customer base that is under maintenance contract. CRI's gross margin is currently and historically has been the result of the sales mix between higher and lower quality systems, the mix between system and service sales, and the increase and cost of the number of personnel needed to install new systems and service maintenance contracts.

          Selling, general and administrative expenses

          Selling, general and administrative expenses expressed as a percentage of net revenue were 30% for fiscal 1996 as compared to 34% for fiscal 1995. Selling, general and administrative expenses increased by $438,000 or 26%, to $2,134,000 in fiscal 1996 from $1,696,000 in fiscal 1995. The increase in expenses consisted primarily of increased payroll and related costs, including commissions, required to support the growth of revenue.

          Write-off of cash surrender value of officers' life insurance

          Write-off of cash surrender value of officers' life insurance in fiscal 1996 represents amounts written off because the ownership of the life insurance policies was transferred to former owners and a former director of CRI in contemplation of the acquisition of CRI by the Company.

          Income taxes

          The effective income tax rate was 35% for fiscal 1996 compared to 34% for fiscal 1995.

PLAN OF OPERATIONS FOR THE COMPANY

          During the next 12 months, the Company will continue to operate its two wholly-owned subsidiaries, CRI and ARS. In addition, the Company plans to continue to identify, evaluate and acquire other POS dealerships that would fit within its business strategy of acquiring and operating a network of dealers which sell and service POS systems. It is the intention of the Company to utilize various combinations of cash, promissory notes and stock in executing acquisitions. On February 28, 1997, the Company entered into a definitive agreement providing for the merger of Micro Data, a POS dealer with operations in Kentucky and Illinois, into CRI. On March 27, 1997, the Company entered into a definitive agreement providing for the merger of International Systems & Electronics Corporation, a POS dealer with operations in Florida, into Bristol Merger Corporation, a wholly-owned subsidiary of the Company. At the present time, no other definitive agreements have been entered into with respect to any acquisitions.


LIQUIDITY AND CAPITAL RESOURCES FOR THE COMPANY

          The Company's cash totaled $5,476,000 at December 31, 1996. During the period from inception (April 3, 1996) to December 31, 1996, the Company utilized $44,000 for operations; utilized $2,035,000 for the acquisition of CRI and ARS and $86,000 for the purchase of property and equipment; and generated $7,640,000 from investing activities, primarily due to proceeds received from the Company's initial public offering.

          On November 20, 1996, the Company successfully completed an initial public offering of its common stock and warrants. The Company sold 1,437,500 shares of Common Stock and 718,750 Class A Redeemable Common Stock Purchase Warrants. The Company raised net proceeds, after deducting underwriting discounts and commissions and the expenses of the offering, of $7,046,000. On November 22, 1996, $850,000 of these proceeds were used to repay $817,500 in subordinated notes payable as well as $32,500 in accrued interest. On December 31, 1996, $1,025,023 of the proceeds were used in connection with the Company's purchase of ARS. On March 25, 1997, $350,000 of these proceeds were used to repay the outstanding balance under the CRI line of credit. The remainder of the proceeds have been invested in short-term, interest-bearing, investment-grade securities, including money market instruments.

          CRI has a line of credit with a commercial bank which does not have a termination date, but which is reviewed annually for renewal. At December 31, 1996, the line permitted borrowings up to $350,000. Borrowings under the line bear interest at a rate which the Company and the bank mutually agree upon. At December 31, 1996, the agreed upon interest rate was prime plus 1%. Borrowings under the line of credit are secured by CRI's accounts receivable. As of December 31, 1996, the Company had $285,629 outstanding under the line bearing interest at 9.7% The line prohibits the reduction or depletion of CRI's capital without 30 days prior written notice to the bank. On March 25, 1997, all amounts outstanding under the line of credit were repaid, however, the line is still available for future borrowings and thus provides a source of liquidity.

          ARS has a line of credit arrangement with a bank which provides for aggregate borrowings of $600,000 at the bank's prime rate plus 2.25%. The line is collateralized by accounts receivable and inventories and matures on January 2, 1997. At December 31, 1996, outstanding borrowings under the line of credit were $152,812. The line of credit requires ARS to maintain certain financial covenants for which ARS was in compliance at December 31, 1996. ARS repaid all amounts outstanding under the line in January 1997 and is currently renegotiating the line of credit.

          The Company has no significant commitments for expenditures other than commitments under certain employment agreements, the lease of its corporate and subsidiary offices and commitments under definitive agreements to purchase Micro Data and ISE. The Company has entered into employment contracts with key members of management, the terms of which expire at various times through 2001. The contracts provide for minimum salary levels and incentive bonuses based on the attainment of certain management goals primarily based on pretax profits of the Company's subsidiaries. If such goals are not met, the agreements provide for certain guaranteed bonus amounts. The aggregate commitment for future salaries and the guaranteed bonus amounts was $4,253,125 at December 31, 1996. In addition, the Company has entered into an employment contract expiring in 2008 that provides a minimum salary and certain guaranteed bonus amounts which are payable even in the event of termination for cause or upon death. The commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1996 was $441,500.

          CRI has agreed to negotiate in good faith the terms of the lease to move its current locations in London, Kentucky, and lease up to 12,000 square feet of office and warehouse space to be constructed by two officers of CRI. When signed, the lease will be for 10 years and the rental rate will be $6.00, $8.00, and $10.00 per square foot for years one, two, and three through ten, respectively. The Company has agreed to guarantee these lease payments. Upon relocation to the new facility, leases for CRI's current office and warehouse facilities will be terminated. ARS leases its 11,158 square foot office facility in Seattle, Washington, from certain officers of ARS. The lease is at a monthly rate of $15,063 and expires in December 2003. The mortgage on the Seattle facility is guaranteed by ARS. The mortgage balance outstanding at December 31, 1996 was $343,000.

          In September 1993, a judgement was entered against CRI and two of its former stockholders, Coye King and Barbara King, in the amount of $107,726, plus accrued interest. The judgement arose from an alleged partnership formed by CRI's former stockholders and a former employee. CRI's former stockholders have agreed to pay to CRI the amount, if any, by which the final, non-appealable judgement exceeds $83,000. As of December 31, 1996, CRI has an accrual for $83,000 to cover any amounts which may have to be paid related to the judgement.

          The Company estimates that its current subsidiaries, together with corporate headquarters, will incur additional capital expenditures of approximately $300,000 during the next twelve months.

          On February 28, 1997, the Company entered into a definitive agreement providing for the merger of Micro Data, Inc. ("Micro Data"), a POS dealer with operations in Kentucky and Illinois, into CRI. Micro Data's shareholder will receive cash of approximately $82,000 and shares of non-registered, restricted Common Stock of the Company worth approximately $140,000 as consideration for the merger, subject to adjustment as defined in the agreement. The merger is expected to close on April 1, 1997, and is subject to certain terms and conditions as set forth in the agreement.

      On March 27, 1997, the Company entered into a definitive agreement providing for the merger of International Systems & Electronics Corporation ("ISE"), a POS dealer with operations in Florida, into Bristol Merger Corporation, a wholly-owned subsidiary of the Company. As consideration for the merger, ISE's shareholder will receive cash of approximately $1,100,000 and shares of non-registered, restricted common stock of the Company worth approximately $750,000, subject to adjustment as defined in the agreement. The transaction will be recorded under the purchase method of accounting. The merger is expected to close on April 30, 1997, and is subject to certain terms and conditions as set forth in the agreement.

          Should the Company not acquire any additional dealerships other than the acquisitions of Micro Data and ISE discussed above, management believes that operating cash flow, available cash and available cash resources will be adequate to make the repayment of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the next twelve months. However, it is the Company's intention to identify, evaluate and acquire additional POS dealerships within the next twelve months. The Company is currently engaged in discussions with several other POS dealerships regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company, other than the Micro Data and ISE agreements as discussed above. Because the Company's cash requirements in the future are heavily dependent upon the frequency and cost of future acquisitions, as well as the combination of cash, promissory notes and stocks used in executing acquisitions, it is impossible to determine at this time the effect of the Company's acquisition strategy on its future cash requirements. If significant acquisition opportunities arise, the Company may need to seek additional capital to complete them.

SEASONALITY, QUARTERLY INFORMATION AND INFLATION

          Historically, the Company's net revenues typically have shown no significant seasonal variations, although seasonality of the Company's net revenues may be affected in the future by general economic conditions and the timing of acquisitions.

          Quarterly results may be materially affected by the timing and magnitude of acquisitions, general economic conditions and the timing and extent of staffing additions at corporate headquarters necessary to integrate acquired companies and support future growth. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

          The effect of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on CRI's and the Company's future operating results.

ITEM 7.  FINANCIAL STATEMENTS.

          The financial statements required to be filed hereunder are included under Item 13 (a) (1) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          As of February 28, 1997, the directors, officers and key employees of the Company, are as follows:


NAME                             AGE   POSITION
Richard H. Walker                53    President, Chief Executive Officer and Director


Paul Spindler                    66    Chairman of the Board, Executive Vice President,
                                       Secretary


Lawrence Cohen                   53    Vice Chairman of the Board, Executive Vice
                                       President, Treasurer


Maurice R. Johnson               55    Vice President, Director (also President of CRI)


Dr. Jack Borsting                67    Director


Dr. Thomas Lutri                 41    Director

Kelly Kaufman                    30    Vice President of Finance


          RICHARD H. WALKER is a founder of the Company and has served as President, Chief Executive Officer and a director of the Company since its inception in April 1996. Prior to joining the Company, Mr. Walker served as Chairman of the Board and Chief Executive Officer for Castle Office Systems, Inc., a privately owned company that acquires and operates office machine dealerships in the mid-Atlantic region of the United States, from April 1994 to March 1996. Previous to that, Mr. Walker served as Vice President of Toshiba America Information Systems, Inc. ("Toshiba") and General Manager of Toshiba's Electronic Imaging Division from November 1989 to March 1994. Mr. Walker also served as an executive of Matsushita Electric Corporation of America's office automation group from March 1981 to November 1989, most recently as Vice President, Marketing.

          PAUL SPINDLER is a founder of the Company and has served as Chairman of the Board, Executive Vice President and Secretary of the Company since its inception in April 1996. Prior to joining the Company, Mr. Spindler served as President of GCI Spindler, a corporate/investor relations and marketing communications firm, from May 1987 to December 1996.

          LAWRENCE COHEN is a founder of the Company and has served as Vice Chairman of the Board, Executive Vice President and Treasurer of the Company since its inception in April 1996. From November 1990 to September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. ("BioTime"), a biotechnology company engaged in the artificial plasma business. Mr. Cohen has also served as a director of ASHA Corporation, a publicly traded supplier of traction control systems, from April 1995 to present; a director of Apollo Genetics Inc., a company founded by Mr. Cohen which is engaged in the genetic pharmaceutical business, from January 1993 to the present; director of Registry Magic Inc., a company founded by Mr. Cohen which develops voice recognition equipment, from November 1995 to present; and a director of Kaye Kotts Associates, Inc.
from April 1995 to the present.

          MAURICE R. JOHNSON has served as Vice President and a director of the Company since July 1996. From March 1, 1993 to the present, Mr. Johnson has served as President and a director of CRI. From June 1992 to March 1993, Mr. Johnson was a consultant to CRI. Prior to that time, Mr. Johnson served as Vice President of Omron Systems, a manufacturer of electronic components and POS systems, from August 1980 to February 1992.

          DR. JACK BORSTING has served as a director of the Company since November 1996. From August 1988 to the present, Dr. Borsting has been an E. Morgan Stanley Professor of Business Administration at the University of Southern California ("USC"). Since January 1995, Dr. Borsting has served as Executive Director of the Center of Telecommunications at USC. Dr. Borsting served as the Dean of the USC School of Business Administration from August 1988 to January 1994. From January 1994 to January 1995, Dr. Borsting was on sabbatical. A former Assistant Secretary of Defense, Dr. Borsting is also a director of Northrup Grumman Corporation, Whitman Medical and TRO Learning, Inc.

          DR. THOMAS LUTRI has served as a director of the Company since November 1996. Dr. Lutri was a founder of Gentle Care, Inc., a home health care company in New York City, and has served as President and Chief Executive Officer of Family Care, P.C., a New York walk-in medical clinic, from September 1987 to present.

          KELLY KAUFMAN has served as Vice President of Finance since September 1996. Ms. Kaufman served as an Audit Manager from October 1993 to September 1996 and as an Audit Senior Accountant from April 1990 to September 1993 at the accounting firm of Ernst & Young LLP. Ms. Kaufman holds a B.S. degree in Accounting from the University of Illinois and is a Certified Public Accountant.

          All directors hold office until the next meeting of stockholders and the election and qualification of their successors. Officers are elected by the Board of Directors and serve at the discretion of the Board.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the period from inception (April 3, 1996) to December 31, 1996 ("fiscal 1996"). The notes to these tables provide more specific information regarding compensation.


                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation                Long-term
                        ----------------------------------------    Compensation
                                                                       Awards
                                                                     Securities
                                                     Other Annual    Underlying
       Name and          Fiscal    Salary    Bonus   Compensation   Options/SARs   All Other
  Principal Position      Year       $         $          ($)            (#)     Compensation
----------------------------------------------------------------------------------------------
Richard H. Walker          1996   74,293         --           --    100,000         --
President, Chief
Executive Officer &
Director

Maurice R. Johnson         1996   50,000     37,500(b)        --     37,500      1,495(c)
(a) Vice President,
Director (also President
of CRI)


(a) Amounts disclosed for Mr. Johnson represent compensation earned subsequent to the commencement of his employment with the Company on July 1, 1997.

(b) Under the terms of Mr. Johnson's employment agreement, subject to the sole discretion of the Board of Directors as to whether he has performed his duties satisfactorily, the Company will pay him a guaranteed minimum bonus of $50,000 per annum; such bonus of $25,000 was paid to Mr. Johnson in 1996 for the period from July 1, 1996 to December 31, 1996. In addition, Mr. Johnson was paid a bonus of $12,500 by the Company upon the Company's completion of its acquisition of CRI.

(c) Amount represents the Company's matching contribution to the CRI 401(k) plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
---------------------------------------------------------------------------------------------
                                     Number of       % of Total
                                    Securities      Options/SARs
                                    Underlying        Granted to                      Base
                                    Options/SARs    Employees in  Exercise or      Expiration
Name                               Granted (a)(#)    Fiscal Year  Price($/Share)      Date
---------------------------------------------------------------------------------------------
Richard H. Walker                     39,400            10.02%        6.00           7/31/01
                                      60,600            15.41%        6.60           7/31/01
Maurice R. Johnson                    37,500             9.54%        6.00           7/31/06


(a) All options vest and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant.

                       AGGREGATED OPTION/SAR EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES


                                                       Number of Securities Underlying         Value of Unexercised
                                                       Unexercised Options/SAR             In-the-Money Options/SARs at
                                                              Fiscal Year-End (#)              Fiscal Year-End ($)
                                                       ------------------------ ----------------------------------------
                             Shares       Value
                          Acquired on    Realized
Name                      Exercise (#)     ($)         Exercisable     Unexercisable     Exercisable       Unexercisable
----                      ------------   --------      -----------     -------------     -----------       -------------

Richard H Walker                   --          --               --           100,000             --              526,140
Maurice R Johnson                  --          --               --            37,500             --              210,938

          Compensation of Directors. The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with their attendance at Board and Committee meetings.

          The 1996 Equity Participation Plan provides for a grant of options to purchase 10,000 shares of Common Stock to each newly elected, non-employee director. In addition, each non-employee director will receive an option to purchase an additional 10,000 shares of Common Stock on the date of the second annual meeting of stockholders following the Company's initial public offering at which the non-employee director is reelected to the Board and on the date of each annual meeting thereafter at which the non-employee director is reelected to the Board. Options vest equally over four years commencing on the first anniversary of the date of grant. Each option is exercisable at 100% of the Common Stock's fair market value on the date of grant. On July 31, 1996, the Company granted nonqualified stock options to purchase 10,000 shares of stock each at the exercise price of $6.00 per share to Dr. Jack Borsting and Dr. Thomas Lutri.

          Employment Agreements. The Company is a party to employment agreements with Richard Walker and Maurice Johnson. Mr. Walker's agreement provides that he will receive a salary of $225,000 per year, subject to upward revision during the term of the agreement. Beginning April 3, 1997, Mr. Walker's salary will increase to $247,500 per year. Mr. Walker's employment agreement terminates on December 31, 2001. Mr. Johnson's agreement provides that he will receive a salary of $100,000 plus a minimum guaranteed bonus of $50,000 per year, subject to the sole discretion of the Board of Directors. Mr. Johnson's employment agreement has an initial term of five years, which ends on June 30, 2001. Both agreements contain confidentiality provisions and covenants not to compete. State laws, however, may limit the enforceability of the confidentiality and/or noncompetition provisions therein and, accordingly, such provisions may not be fully or even partially enforced by a court of law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of February 28, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group. The Company had 4,745,654 shares outstanding at February 28, 1997.

                                                    Numbers of Shares of     Percentage of Shares
Name and Address of Beneficial  Owner (1) (2)     Stock Beneficially Owned        Outstanding
--------------------------------------------      ------------------------        -----------
Walker Trust (3)                                          748,477                     15.8%
Spindler Trust (4)                                        750,478                     15.8%
East Ocean (5)                                            740,478                     15.6%
Dr. Jack Borsting                                          10,595                       *
Dr. Thomas Lutri                                          105,950                      2.2%
Mr. Maurice R. Johnson                                     13,243                       *
All directors and officers as a group 7 persons)        2,369,221                     49.9%

*    Less than one percent.

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 18201 Von Karman Avenue, Suite 305, Irvine, California 92612.

(3) All of the 748,477 shares held of record by the Walker Trust are beneficially owned by Mr. Walker, the President, Chief Executive Officer and a director of the Company. Mr. Walker has direct or indirect voting or investment power for the Walker Trust.

(4) All of the 750,478 shares held of record by the Spindler Trust are beneficially owned by Mr. Spindler, the Chairman of the Board, Executive Vice President and Secretary of the Company. Mr. Spindler has direct or indirect voting or investment power for the Spindler Trust.

(5) All of the 740,478 shares held of record by East Ocean are beneficially owned by Mr. Cohen, the Vice Chairman of the Board, Executive Vice President and Treasurer of the Company. Mr. Cohen has direct or indirect voting or investment power for East Ocean.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company was incorporated on April 3, 1996, and in connection with its initial capitalization issued an aggregate of 2,648,745 shares of common stock for $.007 per share in the following manner: (i) 785,794 shares were issued to East Ocean Limited Partnership ("East Ocean"), an investor affiliated with Lawrence Cohen; (ii) 732,819 shares were issued to the Walker
Family Trust (the "Walker Trust"), an investor affiliated with Richard H. Walker; (iii) 732,820 shares were issued to The Spindler Family
Trust (the "Spindler Trust") dated February 1, 1994, an investor affiliated with Paul Spindler; and (iv) the remaining 397,312 shares were issued to two other stockholders of the Company. In August 1996, East Ocean transferred 17,658 shares to each of the Walker Trust and the Spindler Trust for $.007 per share.

          CRI presently leases office space in London, Kentucky on a month-to-month basis from Coye D. King, a director of CRI. Rent paid to Coye D. King for the period from inception (April 3, 1996) to December 31, 1996 was $15,000. In connection with its proposed move from its current location in London, Kentucky, CRI has agreed to negotiate in good faith a definitive lease agreement with Stephen King and Andrew King, Vice Presidents of CRI, as lessors, whereby the latter will lease to CRI up to 12,000 square feet of office and warehouse space in a new, yet to be constructed, office complex in London, Kentucky. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for ten years and the base rental rate will be $6.00, $8.00 and $10.00 per square feet for years one, two and three through ten, respectively. Management believes that the aforementioned base rental rates are as favorable to the Company as those that could be obtained from unrelated third parties. Upon commencement of the lease for the new office complex, the monthly lease for CRI's current space in London, Kentucky will be terminated without penalty.

          In connection with the merger of ARS into the Company, ARS amended its lease agreement with Michael J. Pollastro, President of ARS, Gary T. Pollastro, Vice President and Treasurer of ARS, John E. Pollastro, Vice President and Secretary of ARS, and Carmen Pollastro for an 11,158 square foot office facility in Seattle, Washington. The amended lease is at a monthly rate of $15,063 and expires in December 2003. The mortgage on this building is guaranteed by ARS; the mortgage balance outstanding of December 31, 1996 was $343,000.

          The Company purchases insurance coverage for its corporate office and its CRI subsidiary through an insurance broker who is the brother-in-law of Mr. Walker. The Company paid premiums totaling $121,634 during the period from inception (April 3, 1996) to December 31, 1996 for insurance coverage expiring at various dates through November 1997.

          The Company has outstanding a loan from Maurice Johnson, a director and officer of the Company and an officer of CRI, in the amount of $40,000 at an interest rate of one point over the prime rate.

          At December 31, 1996, the Company had an outstanding receivable balance from Michael J. Pollastro, President of ARS, in the amount of $60,028. This receivable originated through transactions entered into by ARS in the normal course of business with affiliated companies owned by Mr. Pollastro.

          On June 3, 1996 and in connection with a private placement of the Company's common stock, the Company issued 105,950 shares to Dr. Thomas Lutri, a director of the Company, at a price of $0.94 per share. On June 28, 1996, the Company issued 13,243 shares to Mr. Maurice Johnson, Vice President of the Company, and on July 1, 1996 the Company issued 10,595 shares to Dr. Jack Borsting, a director of the Company, in each case at a price of $0.94 per share. The Board of Directors of the Company determined the price of the shares issued to Messrs. Lutri, Johnson and Borsting based on the then current financial condition of the Company and the per share price for such shares equaled the price per share of common stock issued on June 28, 1996 to third parties in connection with the private placement of the Company's common stock.

          On July 31, 1996, the Company granted (i) nonqualified stock options to purchase 39,400 shares of common stock and incentive stock options to purchase 60,600 shares of common stock to Paul Spindler; (ii) nonqualified stock options to purchase 39,400 shares of common stock and incentive stock options to purchase 60,600 shares of common stock to Lawrence Cohen; (iii) nonqualified stock options to purchase 39,400 shares of common stock and incentive stock options to purchase 60,600 shares of common stock to Richard H. Walker; (iv) nonqualified stock options to purchase 10,000 shares of common stock to Dr. Jack Borsting; (v) nonqualified stock options to purchase 10,000 shares of common stock to Dr. Thomas Lutri; (vi) incentive stock options to purchase 37,500 shares of common stock to Maurice R. Johnson; (vii) incentive stock options to purchase 4,000 shares of common stock to Janet Sanborn; (viii) incentive stock options to purchase 5,000 shares of common stock to Stephen King; (ix) incentive stock options to purchase 5,000 shares of Common Stock to Andrew King; and (x) incentive stock options to purchase 5,000 shares of common stock to Coye D. King. On September 26, 1996, the Company granted incentive stock options to purchase 16,666 shares of common stock to Kelly Kaufman. All of the nonqualified stock options issued by the Company have an exercise price of $6.00, while all incentive stock options issued by the Company have an exercise price of $6.00 for stockholders owning up to 10% of the voting stock of the Company and an exercise price of $6.60 for stockholders owning more than 10% of the voting stock of the Company.

          The Company believes that all of the aforementioned transactions between the Company and its directors, officers and stockholders and immediate family members of such persons were made upon terms that were as favorable to the Company as those that could have been obtained from unrelated third parties. Further, it is the Company's policy that all future transactions with affiliates will be conducted at arms-length and upon terms that are as favorable to the Company as those that could be obtained from unrelated third parties. Such affiliated transactions will be subject to the prior approval of the Company's audit committee.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)  (1) Financial Statements
            The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10KSB.

(a)  (2) Exhibits
            Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger (+).


EXHIBIT            DESCRIPTION
NUMBER

--------------------------------------------------------------------------------
2.1 Agreement and Plan of Merger by and among Bristol Technology Systems, Inc., Bristol Merger Corporation, Automated Register Systems, Inc. and the Shareholders thereof. (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated December 31, 1996 as filed with the Securities and Exchange Commission on January 15, 1997, File No. 000-21633.)

--------------------------------------------------------------------------------
3.1 Certificate of Incorporation, as amended, of Bristol Technology Systems, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
3.2 Bylaws of Bristol Technology Systems, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
4.1            Form of Common Stock Certificate (Incorporated by reference to
               Exhibit 4.1 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
4.2            Form of 10% Subordinated Note (Incorporated by reference to
               Exhibit 4.2 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
4.3 Form of Class A Redeemable Common Stock Purchase Warrants (Incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
4.4 Form of Registration Rights Agreement by and among Bristol Technology Systems, Inc. and Investors listed on Schedule 1 thereto (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
4.5            Form of Underwriter's Stock Warrant (Incorporated by reference to
               Exhibit 4.5 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
4.6            Form of Underwriter's Warrant (Incorporated by reference to
               Exhibit 4.6 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
4.7            Form of Warrant Agreement (Incorporated by reference to Exhibit
               4.7 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.1 Form of the 1996 Equity Participation Plan of Bristol Technology Systems, Inc. dated July 31, 1996 (Incorporated by reference to
               Exhibit 10.1 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.2 Dealer Agreement between Cash Registers, Incorporated and Siemens Nixdorf Information Systems, Inc. dated June 20, 1995 (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.3 Dealer Agreement between Cash Registers, Incorporated and ERC Parts, Inc. dated February 1, 1993 (Incorporated by reference to
               Exhibit 10.3 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.4 Retail Reseller Agreement between Cash Registers, Incorporated and NCR Corporation dated September 3, 1993 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.5+ Employment Agreement between Bristol Technology Systems, Inc. and Richard H. Walker dated April 3, 1996 (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.6+ Employment Agreement between Bristol Technology Systems, Inc. and Paul Spindler dated April 3, 1996 (Incorporated by reference to
               Exhibit 10.6 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.7+ Employment Agreement between Bristol Technology Systems, Inc. and Maurice R. Johnson dated June 28, 1996 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.8 Lease Agreement between C-W-K 8 and Cash Register, Incorporated dated April 30, 1996 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.9 Lease Agreement between Crow Kessler and Cash Registers, Incorporated dated December 7, 1990 (Incorporated by reference to
               Exhibit 10.9 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.10 Lease Agreement between Paul Thompson, Cash Registers, Incorporated and Coye D. King dated October 30, 1987 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.11 Lease between Webb Properties and Cash Registers, Incorporated dated October 1, 1987 with Second Lease Addendum dated June 24, 1992 (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.12 Agreement of Lease between Windsor Park, Ltd. and Cash Registers, Incorporated dated December 1, 1995 (Incorporated by reference to
               Exhibit 10.12 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.13 Agreement by and between Southern California Federal Savings and Loan Association and Bristol Technology Systems, Inc. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.14 Stock Purchase Agreement by and among Bristol Technology Systems, Inc., Cash Registers, Inc. and Maurice R. Johnson, Andrew D. King and C. Stephen King, dated as of June 26, 1996 (Incorporated by reference to Exhibit 10.14 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.15          Loan Agreement by and between Bristol Technology Systems, Inc.
               and Wells Fargo Bank, National Association dated October 10, 1996 (Incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.16 Revolving Line of Credit Note executed by Bristol Technology Systems, Inc. in favor of Wells Fargo Bank, National Association and dated October 10, 1996 (Incorporated by reference to Exhibit
               10.16 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.17 Revolving Note executed by Cash Registers, Inc. in favor of First National Bank and Trust (Incorporated by reference to Exhibit
               10.17 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.18 Commercial Management Account Agreement by and between Cash Registers, Inc. and First National Bank and Trust dated June 27, 1996 and that certain addendum thereto (Incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.19 Continuing Guaranty entered into by Paul Spindler dated October 10, 1996, whereby Mr. Spindler guarantees the obligation of Bristol Technology Systems, Inc. to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------

10.20 Continuing Guaranty entered into by Richard H. Walker dated October 10, 1996, whereby Mr. Walker guarantees the obligation of Bristol Technology Systems, Inc. to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.21 Dealer Agreement by and between ERC Parts, Inc. and Cash Registers, Inc. dated September 17, 1996 (Incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.22 Dealer Agreement by and between ERC Parts, Inc. and Cash Registers, Inc. dated September 17, 1996 (Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)


--------------------------------------------------------------------------------
10.23 Dealer Agreement by and between ERC Parts, Inc. and Cash Registers, Inc. dated September 17, 1996 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.24 Form of Financial Consulting Services Letter Agreement to be entered into by and between First Cambridge Securities Corporation and Bristol Technology Systems, Inc. (Incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on October 22, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.25 Full Service Maintenance Agreement by and between Fazolis Restaurants, Inc. and Cash Registers, Inc. dated March 18, 1996 (Incorporated by reference to Exhibit 10.25 of Amendment No. 4 to the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on November 6, 1996, File No. 333-5570-LA.)

--------------------------------------------------------------------------------
10.26 Building Lease dated May 29, 1990 by and between Automated Register Systems, Inc., Michael J. Pollastro, Gary T. Pollastro, and John and Carmen Pollastro, as amended by First Amendment to Building Lease dated January 1, 1997 by and between Automated Retail Systems, Inc., Michael Pollastro, Gary T. Pollastro, and John and Carmen Pollastro (Incorporated by reference to Exhibit
               10.25 of the Company's Form 8-K dated December 31, 1996 as filed with the Securities and Exchange Commission on January 15, 1997, File No. 000-21633.)

--------------------------------------------------------------------------------
99.1 Press Release dated December 16, 1996 (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated December 12, 1996 as filed with the Securities and Exchange Commission on December 20, 1996, File No. 000-21633.)

--------------------------------------------------------------------------------
11*            Statement of Computation of Per Share Earnings

--------------------------------------------------------------------------------
21*            List of Subsidiaries of Bristol Technology Systems, Inc.

--------------------------------------------------------------------------------
27*            Financial Data Schedule



(a) During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

     Form 8-K dated December 12, 1996 and filed with the Commission on December 20, 1996 reporting information under Item 5.

     Form 8-K dated December 31, 1996 and filed with the Commission on January 15, 1997 reporting information under Items 2 and 7.

                                   SIGNATURES

          In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Bristol Technology Systems, Inc.
                                               (Registrant)



                                               By: /s/ RICHARD H. WALKER
                                               --------------------------------
                                               Richard H. Walker
                                               President, Chief Executive
                                               Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                             TITLE                                           DATE
            ---------                                             -----                                           ----
                                               President, Chief Executive Officer and Director
/s/ RICHARD H. WALKER                          (Principal Executive Officer)                             March 28  , 1997
--------------------------------
Richard H. Walker

                                               Chairman of the Board, Executive Vice President and
/s/ PAUL SPINDLER                              Director                                                  March 28  , 1997
--------------------------------
Paul Spindler

                                               Vice Chairman of the Board, Executive Vice
/s/ LAWRENCE COHEN                             President, Treasurer and Director                         March 28  , 1997
--------------------------------
Lawrence Cohen

/s/MAURICE R. JOHNSON                          Vice President and Director                               March 28  , 1997
--------------------------------
Maurice R. Johnson

                                               Vice President of Finance
/s/ KELLY KAUFMAN                              (Principal Accounting and Financial Officer)              March 28  , 1997
--------------------------------
Kelly Kaufman

/s/ JACK BORSTING                              Director                                                  March 28  , 1997
--------------------------------
Jack Borsting

/s/ THOMAS LUTRI                               Director                                                  March 28  , 1997
--------------------------------
Thomas Lutri


                          Index to Financial Statements
                  Bristol Technology Systems, Inc. (Successor)
                    Cash Registers Incorporated (Predecessor)



                                                                                        Page
Report of Independent Auditors - Bristol Technology Systems, Inc........................F-2

Report of Independent Auditors - Cash Registers, Incorporated...........................F-3

Consolidated Balance Sheets of Bristol Technology Systems, Inc.
    as of December 31, 1996 (Successor) and June 30, 1996 (Successor)
    and Balance Sheet of Cash Registers Incorporated as of
    June 30, 1995 (Predecessor).........................................................F-4

Consolidated Statement of Operations of Bristol Technology
    Systems, Inc. for the period from inception (April 3, 1996) to
    December 31, 1996 (Successor), Statements of Operations
    for Cash Registers Incorporated for the years ended
    June 30, 1996 and 1995 (Predecessor)................................................F-5

Consolidated Statement of Stockholders' Equity of Bristol
    Technology Systems, Inc. for the period from inception
    (April 3, 1996) to December 31, 1996 (Successor), Statements of
    Stockholders' Equity for Cash Registers Incorporated for the
    years ended June 30, 1996 and 1995 (Predecessor)....................................F-6

Consolidated Statement of Cash Flows of Bristol Technology
    Systems, Inc. for the period from inception (April 3, 1996)
    to December 31, 1996 (Successor), Statements of Cash Flows
    for Cash Registers Incorporated for the years ended
    June 30, 1996 and 1995 (Predecessor)................................................F-7

Notes to Consolidated Financial Statements..............................................F-8

                         Report of Independent Auditors


Board of Directors
Bristol Technology Systems, Inc.

We have audited the accompanying consolidated balance sheets of Bristol Technology Systems , Inc. (the Company/Successor) as of December 31, 1996 and June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (April 3, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bristol Technology Systems, Inc. at December 31, 1996 and June 30, 1996 and the consolidated results of operations and cash flows for the period from inception (April 3, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP




Orange County, California
March 27, 1997

                         Report of Independent Auditors


The Board of Directors and Stockholder
Cash Registers, Incorporated

We have audited the accompanying consolidated balance sheet of Cash Registers, Incorporated (the Company/Predecessor) as of June 30, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cash Registers, Incorporated at June 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP




Indianapolis, Indiana
August 23, 1996

                        Bristol Technology Systems, Inc.

                           Consolidated Balance Sheets

                                                                                (Successor)           (Predecessor)
                                                                         ===========================   ============
                                                                          December 31,     June 30,      June 30,
                                                                              1996          1996           1995
                                                                         ------------   ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $  5,475,674   $    418,497   $      2,663
    Accounts receivable, net of allowance for doubtful
       accounts of $39,090 at December 31, 1996, $10,144 at
       June 30, 1996 and $14,000 at June 30, 1995                           1,296,956        653,409        612,881
    Inventories                                                             2,169,531      1,058,364        939,352
    Deferred income taxes                                                          --        116,305        135,665
    Prepaid expenses and other current assets                                  88,628        105,468         65,655
    Amounts due from related parties                                           67,028             --             --
                                                                         ------------   ------------   ------------
Total current assets                                                        9,097,817      2,352,043      1,756,216

Property and equipment, net                                                   250,826         69,490         51,406
Intangible assets, net of accumulated amortization of
    $18,589 at December 31, 1996 and $0 at June 30, 1996
    and 1995                                                                1,693,400        441,419             --
Prepaid license fees                                                          102,750             --             --
Other assets                                                                   24,906             --             --
                                                                         ------------   ------------   ------------
Total assets                                                             $ 11,169,699   $  2,862,952   $  1,807,622
                                                                         ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                $    438,441   $    236,036   $    253,967
    Accounts payable                                                          964,625        684,881        264,809
    Accrued salaries, wages and related benefits                              210,567         99,378         61,772
    Accrued expenses                                                          230,889        124,483        121,660
    Deferred revenue                                                          427,059        206,078        250,385
    Customer advances                                                         425,717        140,635        287,052
    Income taxes payable                                                      179,000          2,963         16,411
    Note payable to related party                                              40,000         40,000        110,000
    Current portion of capital lease obligations                               17,029             --             --
                                                                         ------------   ------------   ------------
Total current liabilities                                                   2,933,327      1,534,454      1,366,056

Capital lease obligation - noncurrent portion                                  36,879             --             --

Other long-term liabilities                                                    24,500             --             --

Subordinated notes payable                                                         --        817,500             --

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares - 4,000,000
       Outstanding shares - none                                                   --             --             --
    Common stock, $.001 par value:
       Authorized shares - 20,000,000 at December 31, 1996
           and June 30, 1996, 2,000 at June 30, 1995
       Shares issued - 4,745,654 at December 31, 1996,
           3,239,405 at June 30, 1996 and 1,001 at June 30,
           1995                                                                 4,746          3,239          2,000
    Additional paid-in-capital                                              8,276,872        539,009             --
    Retained earnings (deficit)                                              (106,625)       (31,250)       439,566
                                                                         ------------   ------------   ------------
Total stockholders' equity                                                  8,174,993        510,998        441,566
                                                                         ------------   ------------   ------------
Total liabilities and stockholders' equity                               $ 11,169,699   $  2,862,952   $  1,807,622
                                                                         ============   ============   ============






See accompanying notes.                     F-4

                        Bristol Technology Systems, Inc.

                      Consolidated Statements of Operations



                                                 (Successor)       (Predecessor)
                                                ======================================
                                                Inception       Year Ended June 30
                                                (April 3,    -------------------------
                                                1996) to
                                                December
                                                31, 1996         1996         1995
                                               -----------   -----------   -----------
Revenue:
    System sales and installation              $ 3,120,350   $ 5,331,260   $ 3,348,957
    Service and supplies sales                   1,075,880     1,886,542     1,620,299
                                               -----------   -----------   -----------
Net revenue                                      4,196,230     7,217,802     4,969,256

Costs and expenses:
    Cost of system sales and installation        2,161,340     3,675,394     2,090,370
    Cost of service and supplies sales             684,655     1,209,628       994,758
    Selling, general and administrative          1,452,215     2,133,975     1,696,091
    Write-off of cash surrender value of life
       insurance                                        --        76,140            --
                                               -----------   -----------   -----------
Total costs and expenses                         4,298,210     7,095,137     4,781,219
                                               -----------   -----------   -----------

Operating income (loss)                           (101,980)      122,665       188,037

Other (income) expense:
    Interest income                                (43,280)      (20,438)       (7,699)
    Interest expense                                46,125        21,155        22,942
                                               -----------   -----------   -----------
Total other expense                                  2,845           717        15,243
                                               -----------   -----------   -----------
Income (loss) before income taxes                 (104,825)      121,948       172,794
Income tax provision                                 1,800        42,771        58,037
                                               -----------   -----------   -----------
Net income (loss)                              $  (106,625)  $    79,177   $   114,757
                                               ===========   ===========   ===========

Net income (loss) per common share:            $      (.03)  $        79   $       115
                                               ===========   ===========   ===========


Common shares used in computing per share
    amounts:                                     3,483,012         1,000         1,001
                                               ===========   ===========   ===========




See accompanying notes.                     F-5

                        Bristol Technology Systems, Inc.

                 Consolidated Statements of Stockholders' Equity


                                                                  (Successor)
                                        ===================================================================
                                            Common Stock
                                        --------------------         Additional         Retained
                                        Shares       Amounts       Paid-in-capital      Deficit     Total
                                        -------------------------------------------------------------------
Balance at April 3, 1996                       --     $   --         $       --     $      --    $       --
Issuance of shares to founders          2,648,745      2,649             17,351            --        20,000
Issuance of shares in
   private placement, net of
   issuance costs of $35,252              577,417        577            509,171            --       509,748
Issuance of shares to director             13,243         13             12,487            --        12,500
Net loss                                       --         --                 --       (31,250)      (31,250)
                                        -------------------------------------------------------------------
Balance at June 30, 1996                3,239,405      3,239            539,009       (31,250)      510,998
Issuance of shares to director             10,595         11              9,989            --        10,000
Issuance of shares in
   initial public offering,
   net of issuance costs of
   $1,660,026                           1,437,500      1,438          6,963,536            --     6,964,974
Issuance of warrants in initial
   public offering, net of
   issuance costs of $8,984                    --         --             80,859            --        80,859
Issuance of warrants to underwriter            --         --                188            --           188
Issuance of shares in connection
   with acquisition of ARS                 58,154         58            683,291            --       683,349
Net loss                                       --         --                 --       (75,375)      (75,375)
                                        -------------------------------------------------------------------
Balance at December 31, 1996            4,745,654     $4,746         $8,276,872     $(106,625)   $8,174,993
                                        ===================================================================


                                                                            (Predecessor)
                                                        ===================================================
                                                           Common Stock
                                                        --------------------        Retained
                                                        Shares      Amounts         Earnings        Total
                                                        ---------------------------------------------------
Balance at July 1, 1994                                 1,001       $  2,000        $324,809       $326,809
   Net income                                              --             --         114,757        114,757
                                                        ---------------------------------------------------
Balance at June 30, 1995                                1,001          2,000         439,566        441,566
Sale of shares                                             20         30,000              --         30,000
Purchase and cancellation of shares                       (21)       (30,000)         (7,200)       (37,200)
Net income                                                 --             --          79,177         79,177
                                                        ---------------------------------------------------
Balance at June 30, 1996                                1,000       $  2,000        $511,543       $513,543
                                                        ===================================================


See accompanying notes.

                        Bristol Technology Systems, Inc.

                     Consolidated Statements of Cash Flows

                                                            (Successor)          (Predecessor)
                                                            =======================================
                                                             Inception         Year Ended June 30
                                                          (April 3, 1996)    ----------------------
                                                            to December
                                                              31, 1996         1996          1995
                                                            -----------      --------     ---------
OPERATING ACTIVITIES
Net income (loss)                                           $  (106,625)     $ 79,177     $ 114,757
Adjustments to reconcile net income (loss) to net cash and
   cash equivalents provided by operations:
     Depreciation                                                29,552        32,194        52,784
     Amortization                                                18,589            --            --
     Provision for doubtful accounts                             13,000            --            --
     Reserve for excess and obsolete inventories                 30,000            --            --
     Deferred income taxes                                           --        19,360        37,401
     Changes in operating assets and liabilities:
       Accounts receivable                                     (111,184)      (40,528)     (283,520)
       Inventories                                             (413,664)     (119,012)     (204,212)
       Prepaid expenses and other                               (17,641)        5,947       (28,382)
       Accounts payable                                         124,760       353,636       101,734
       Other accrued expenses                                   139,337         8,231         3,237
       Deferred revenue                                          37,240       (44,307)      (12,408)
       Customer advances                                        188,597      (146,417)       29,607
       Other long-term liabilities                               24,500            --            --
                                                            -----------      --------     ---------
Net cash and cash equivalents provided by (used for)            (43,539)      148,281      (189,002)
    operations

INVESTING ACTIVITIES
Purchase of CRI, net of cash acquired of $5,535                (949,037)           --            --
Purchase of ARS, net of cash acquired of $16,745             (1,086,426)           --            --
Capital expenditures                                            (85,646)      (50,278)      (18,880)
                                                            -----------      --------     ---------
Net cash and cash equivalents used in investing activities   (2,121,109)      (50,278)      (18,880)

FINANCING ACTIVITIES
Capital lease payments                                           (7,540)      (70,000)           --
Note payable to related party                                        --            --        70,000
Net borrowings (payments) on line of credit                      49,593       (17,931)       68,963
Issuance of subordinated notes payable                          817,500            --            --
Repayment of subordinated notes payable                        (817,500)           --            --
Issuance of common stock, net of offering costs               7,517,222        30,000            --
Purchase of common stock                                             --       (37,200)           --
Issuance of warrants, net of offering costs                      81,047            --            --
                                                            -----------   -----------     ---------
Net cash and cash equivalents provided by (used for)
   financing activities                                       7,640,322       (95,131)      138,963
                                                            -----------   -----------     ---------

Net increase (decrease) in cash and cash equivalents          5,475,674         2,872       (68,919)
Cash and cash equivalents at beginning of period                     --         2,663        71,582
                                                            -----------   -----------     ---------
Cash and cash equivalents at end of period                  $ 5,475,674   $     5,535     $   2,663
                                                            ===========   ===========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                      $    46,125   $    21,152     $  22,942
                                                            ===========   ===========     =========
Cash paid (refunds received) for income taxes               $     4,000   $    48,374     $  (3,868)
                                                            ===========   ===========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Capital lease obligations                                   $    54,884   $        --     $      --
Common stock issued in connection with purchase of ARS      $   683,349   $        --     $      --



See accompanying notes.

                        Bristol Technology Systems, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Bristol Technology Systems, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service point-of-sale (POS) dealers. On June 28, 1996, the Company completed an acquisition of Cash Registers, Incorporated (CRI), a POS dealer based in Kentucky. On December 31, 1996, the Company completed an acquisition of Automated Register Systems, Inc. (ARS), a POS dealer based in Washington. The Company earns revenue from the sale and installation of POS systems, the sale of supplies and from service fees charged to customers under service agreements. Sales and service operations are located in various states throughout the western and midwestern United States.

BASIS OF PRESENTATION

The accompanying consolidated balance sheets as of December 31, 1996 include the accounts of Bristol Technology Systems, Inc. (the Company) and its wholly-owned subsidiaries CRI and ARS and as of June 30, 1996 include the accounts of Bristol Technology Systems, Inc. and CRI. The accompanying consolidated statement of operations from inception (April 3, 1996) to December 31, 1996 include the accounts of the Company from April 3, 1996 and CRI from June 29, 1996. All intercompany transactions have been eliminated in consolidation.

Since the Company did not exist before April 3, 1996, but its wholly-owned subsidiary, CRI, did exist before that date, generally accepted accounting principles (GAAP) define CRI as the Predecessor to the Company. As such, GAAP requires that certain financial statements of CRI (the Predecessor) be presented. Accordingly, the accompanying financial statements include the Predecessor balance sheet as of June 30, 1995 and the Predecessor statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995.

The Company's acquisition of CRI (the Acquisition) was accounted for in the Company's consolidated financial statements as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $557,724 to excess of cost over net assets

                        Bristol Technology Systems, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

acquired. Commencing on June 29, 1996, the results of CRI are included in the Company's consolidated financial statements. Accordingly, the financial statements for the period subsequent to the Acquisition (Successor) are not comparable to the financial statement amounts for the periods prior to the Acquisition (Predecessor).

FISCAL YEAR

The Company's year-end is December 31.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue for system sales upon delivery of the system to the customer. The Company sells product service contracts for hardware and peripheral support which generally cover a period of twelve months. Revenues from such service contracts are deferred and amortized on a straight-line basis over the life of the contracts. Deferred revenue represents the unrealized portion of deferred maintenance contract revenue.

CASH EQUIVALENTS

Cash equivalents represent highly liquid investments with original maturities of three months or less.

CUSTOMER ADVANCES

Customer advances represent deposits made in advance of equipment installation and are applied against invoices when revenue is recorded.

                        Bristol Technology Systems, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market using the specific identification method for inventories with identifying serial numbers and the average cost method for all other inventories.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation in the Successor statements is computed on a straight-line basis over the estimated useful lives of the assets which range from three to five years. Depreciation in the Predecessor statements is computed principally by accelerated methods for income tax and financial reporting purposes over the estimated useful lives of the assets which range from three to five years.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill which represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over an estimated useful life of 15 years.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 1996, the Company has noted no such indicators of impairment.

PREPAID LICENSE FEES

The Company has prepaid amounts to a related party for certain software license agreements. These amounts will be amortized as the licenses are sold.

                        Bristol Technology Systems, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's cash, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity of these items. The fair value of debt approximated its carrying amount at December 31, 1996 based on rates currently available to the Company for debt with similar terms and remaining maturities.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

To calculate the pro forma information required by Statement 123, the Company uses the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        Bristol Technology Systems, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PER SHARE INFORMATION

Net income (loss) per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, were antidilutive for the period from inception (April 3, 1996) to December 31, 1996. No common stock equivalents were outstanding during the years ended June 30, 1996 and 1995.

Pursuant to the requirements of the Securities and Exchange Commission (SEC), shares of common stock issued by the Company during the twelve months immediately preceding the initial public offering have been included in the calculation of the shares used in computing net income per share as if they were outstanding for the period from April 3, 1996 (inception) to December 31, 1996 (using the treasury stock method and the initial public offering price in calculating equivalent shares).

2. ACQUISITIONS

On June 28, 1996, the Company acquired all of the outstanding common stock of CRI, a POS systems dealer in Kentucky and southern Ohio, for cash consideration of $954,962, including acquisition costs of $71,961.

On December 31, 1996, the Company, through its wholly-owned subsidiary, Bristol Merger Corporation, acquired all of the outstanding common stock of ARS, a POS systems dealer in Washington, for consideration of $1,025,023 in cash and 58,154 shares of non-registered, restricted common stock of the Company which were valued at $683,349 at December 31, 1996. In addition, $78,145 of acquisition costs were incurred.

These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been preliminarily recorded as intangible assets (goodwill), to be amortized on a straight-line basis over 15 years. The net purchase price for each acquisition was allocated as follows:

                                                                 CRI          ARS
                                                             ------------------------
Working capital, other than cash                             $ 438,518    $  460,483
Valuation allowance for deferred income tax assets acquired   (116,305)      (25,907)
Property and equipment                                          69,490        70,358
Net long-term assets                                                --       110,186
Intangible assets                                              557,724     1,154,655
                                                             ------------------------
Purchase price, net of cash received                         $ 949,427    $1,769,775
                                                             ========================

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements




2. ACQUISITIONS (CONTINUED)

The following presents the unaudited pro forma results of operations of the Company for the period from April 3, 1996 to December 31, 1996 as if the CRI and ARS acquisitions had been consummated on April 3, 1996, and includes certain pro forma adjustments resulting from the acquisitions, including the amortization of intangible assets, an increase in interest expense and an increase in rent expense, together with related income tax effects.


                                                                  FROM INCEPTION
                                                                     (APRIL 3,
                                                                     1996) TO
                                                                   DECEMBER 31,
                                                                  1996 PRO FORMA
                                                                   AS ADJUSTED
                                                                   -------------
Net revenue                                                          $10,085,836
Net income                                                                23,900
Net income per share                                                         .01
Shares used in computing net income per share                          3,541,166

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect results that would have occurred had the CRI and ARS acquisitions occurred on April 3, 1996 or the results which may occur in the future.

3. CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to quick service restaurants, grocery stores and other retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have historically been minimal and such losses have been within management's expectations.

For the period from inception (April 3, 1996) to December 31, 1996 and for the years ended June 30, 1996 and 1995, the Company had 33%, 44% and 24%, respectively, of revenues attributable to one major quick service food franchisor and its franchisees. At December 31, 1996, June 30, 1996 and June 30, 1995, accounts receivable due from these customers totaled $151,872, $165,013 and $58,876, respectively. The Company purchased its hardware primarily from two main vendors for the period from inception (April 3, 1996) to December 31, 1996. Sales of products from these vendors accounted for 51% of net revenue for that period.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements




4. INVENTORIES

Inventories consist primarily of POS terminals, peripherals, paper and other supplies for resale to customers, as well as items to support maintenance contracts. Inventories held by revenue type were as follows:

                                            (Successor)       (Predecessor)
                                            ==========   =======================
                                            December 31,         June 30,
                                               1996         1996          1995
                                            ----------   ----------   ----------
Systems and installation inventories        $1,469,404   $  401,599   $  490,742
Services and supplies inventories              700,127      656,765      448,610
                                            ----------   ----------   ----------
                                            $2,169,531   $1,058,364   $  939,352
                                            ==========   ==========   ==========

Included in services and supplies inventories at December 31, 1996 is approximately $365,255 of refurbished parts and components which the Company has on hand to fulfill maintenance contract requirements. Due to the nature of the systems installed and the longevity of the systems in general, service may be provided for several years after sale, causing much of the refurbished inventories on hand to be composed of older items.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                            (Successor)       (Predecessor)
                                            ==========   =======================
                                            December 31,         June 30,
                                               1996        1996          1995
                                            ----------   ----------   ----------
Furniture and equipment                       $154,053     $280,898     $230,385
Automobiles                                     35,754      169,008      176,507
Leasehold improvements                          90,571           --           --
                                            ----------   ----------   ----------
                                               280,378      449,906      406,892
Less accumulated depreciation                   29,552      380,416      355,486
                                            ----------   ----------   ----------
Property and equipment, net                   $250,826     $ 69,490     $ 51,406
                                            ==========   ==========   ==========

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



6. DEBT

The Company's wholly-owned subsidiary CRI funds overdrafts on its operating account under a line-of-credit arrangement with a bank, collateralized by accounts receivable. CRI may borrow up to $350,000 on such terms as CRI and the bank may mutually agree upon. This arrangement does not have a stated maturity date but is reviewed annually for renewal. At December 31, 1996, the agreed upon interest rate was the bank's prime plus 1%, or 9.7% and outstanding borrowings under the line of credit totaled $285,629. The line prohibits the reduction or depletion of CRI's capital without 30 days prior written notice to the bank. At December 31, 1996, the Company was in compliance with the covenants on the line. On March 25, 1997, all amounts outstanding under the line of credit were repaid using a portion of the proceeds from the Company's initial public offering.

The Company's wholly-owned subsidiary ARS has a line of credit with a bank which provides for aggregate borrowings of $600,000, bears interest at the bank's prime rate plus 2.25%, matures on January 2, 1997, and is collateralized by accounts receivable and inventories. ARS had outstanding borrowings of $152,812 bearing interest at 10.5% at December 31, 1996. ARS repaid all amounts outstanding under the line in January 1997 and is currently renegotiating the line of credit. The line requires ARS to maintain certain financial covenants for which ARS was in compliance at December 31, 1996.

CRI has a $40,000 note payable due to a company owned by the president of CRI. The note accrues interest at the same rate as CRI's line of credit. The note has no stated maturity date and interest is paid when requested.

In June 1996, as part of a private placement, the Company issued $817,500 of subordinated notes payable, bearing interest at 10% and maturing June 30, 1998. The subordinated notes payable were prepaid without penalty on November 22, 1996 with a portion of the proceeds from the Company's initial public offering.

7. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, equipment and vehicles under noncancelable capital leases and operating lease arrangements expiring in various years through 2003. Certain of the operating leases may be renewed for periods ranging from one to three years.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements




7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future annual minimum lease payments for noncancelable capital and operating leases at December 31, 1996 were:

                                                               CAPITAL       OPERATING
                                                               LEASES          LEASES
                                                             ------------------------
     1997                                                   $   29,204     $  365,636
     1998                                                       29,204        294,694
     1999                                                       19,209        249,958
     2000                                                           --        212,167
     2001                                                           --        206,272
     Thereafter                                                     --        361,512
                                                             ------------------------
     Total minimum lease payments                               77,617     $1,690,239
                                                                           ==========
     Amounts representing interest                              23,709
                                                            ----------
     Present value of minimum lease payments                    53,908
     Current portion                                            17,029
                                                            ----------
     Long-term capital lease obligations                    $   36,879
                                                            ==========

Rent expense for the period from inception (April 3, 1996) to December 31, 1996 and for the years ended June 30, 1996 and 1995 was $123,441, $112,308 and $105,263, respectively, of which $15,000, $30,000 and $30,000, respectively, was paid to a director of CRI.

The net book value of assets under capital lease at December 31, 1996 was $47,261.

In connection with its proposed move from its current location in London, Kentucky, CRI has agreed to negotiate in good faith a definitive lease regarding up to 12,000 square feet of office and warehouse space to be constructed by two officers and former owners of CRI. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for 10 years and the rate will be $6.00, $8.00, and $10.00 dollars per square foot for years one, two, and three through ten, respectively. The Company has agreed to guarantee these lease payments.

In connection with the merger of ARS into the Company on December 31, 1996, an amended lease agreement was executed with the former owners of ARS, certain of whom are now officers of ARS, for the office facility which ARS currently occupies. The amended lease is at a monthly rate of $15,063 and expires in December 2003. The mortgage on this building is guaranteed by ARS. The mortgage balance outstanding at December 31, 1996 was $343,000.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2001 and provide for minimum salary levels and incentive bonuses based on the attainment of certain management goals. If such goals are not met, certain agreements provide for guaranteed bonus amounts. The aggregate commitment for future salaries and the guaranteed bonus amounts was $4,253,125 at December 31, 1996. In addition, the Company has entered into an employment contract expiring in 2008 that provides for a minimum salary and certain guaranteed bonus amounts which are payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1996 was $441,500.

LITIGATION

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes the resolution of such matters will not have a material effect on the Company's financial position or future results of operations.

At December 31, 1996, the Company had $83,000 accrued in connection with a lawsuit wherein CRI is being sued by a former employee. In accordance with the purchase agreement between Bristol and the former owners of CRI, the Company's liability is limited to $83,000 in connection with this suit. Any amounts in excess of $83,000 are recoverable from amounts due to the former owners under certain lease and employment agreements.

8. STOCKHOLDERS' EQUITY

WARRANTS

At December 31, 1996, the Company had outstanding 718,750 Class A Redeemable Common Stock Purchase Warrants (Warrants) which entitle each holder to purchase one share of common stock for $6.00 during a five year period commencing December 12, 1997. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain circumstances. Commencing February 12, 1998, the Warrants are redeemable by the Company at $.01 per Warrant upon thirty days prior written notice, provided the closing bid price of the common stock shall have been at least $10.00 per share for the twenty consecutive trading days ending on the third day prior to the date of the notice of redemption.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



8. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

At December 31, 1996, the Company had outstanding 125,000 Underwriters' Stock Warrants which entitle the holders thereof to purchase up to 125,000 shares of common stock at $8.70 per share. In addition, the Company had 62,500 Underwriters' Warrants entitling the holders to purchase up to 62,500 Warrants at $.125 per Warrant. The Warrants underlying the Underwriters' Warrants entitle the holders to purchase up to 62,500 shares of common stock at $8.70 per share. Both the Underwriters' Stock Warrants and the Underwriters' Warrants are exercisable during a four year period commencing November 12, 1996. The Underwriters' Stock Warrants and Underwriters' Warrants contain anti-dilution provisions providing for adjustment upon the occurrence of certain events.

Holders of the Company's warrants do not possess any rights as stockholders of the Company until they exercise their warrants and, accordingly, holders of the Company's warrants are not entitled to vote in matters submitted to the shareholders and are not entitled to receive dividends.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived after November 20, 1996, unless the consent of the underwriters is obtained. Additionally, although CRI's and ARS's lines of credit do not expressly prohibit the Company from paying dividends, the lines of credit do contain covenants which restrict the reduction or depletion of the respective companies' capital.

STOCK SPLIT

On September 11, 1996, the Board of Directors authorized a 1 for 1.9 reverse split of its common stock which was effected on October 16, 1996. All references in the accompanying consolidated balance sheet and notes to the number of shares of common stock and par value have been retroactively restated to reflect the stock split.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 1996, 1,324,416 shares of common stock were reserved for future issuance in connection with outstanding warrants and the Company's incentive stock option plan.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



EQUITY PARTICIPATION PLAN

The 1996 Equity Participation Plan of Bristol Technology Systems, Inc. (the
Plan) was adopted by the Board of Directors and approved by the written consent of the majority of the stockholders on July 31, 1996. The Plan provides for the grant of stock options, restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights to employees, consultants and affiliates. Options granted under the Plan may be incentive stock options (ISOs) or nonstatutory stock

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements




8. STOCKHOLDERS' EQUITY (CONTINUED)

EQUITY PARTICIPATION PLAN (CONTINUED)

options (NSOs). ISOs may be granted only to employees and the exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date and the term of the options may not be more than ten years from the date of grant (110% of the fair market value and five years from the date of grant if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company). All other stock awards may be granted to employees, consultants, or affiliates. The exercise price of NSOs shall be determined by a committee appointed by the Board of Directors to administer the Plan (the Committee) but shall not be less than the par value of a share of common stock on the grant date. The term of the NSOs shall be determined by the Committee.

The Plan allows for the issuance of up to 450,000 shares of common stock. At December 31, 1996, options to purchase 418,166 shares of common stock had been granted at exercise prices ranging from $6.00 to $6.60 per share. All options vest at a rate of 25% per year commencing on the first anniversary of the grant date. No other stock-based awards have been offered under the Plan.

Of the options granted, 25,000 were granted to a nonemployee and were accounted for at their fair value in accordance with Statement 123. The remaining options were issued to employees and were accounted for in accordance with APB 25 (Note
1). Statement 123 requires the calculation of pro forma information regarding net loss and net loss per share as if Statement 123 had been adopted for options issued to employees.

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.6%; dividend yield of 0%; volatility of the expected market price of the Company's common stock of
 .40; and a weighted average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the period from inception (April 3, 1996) to December 31, 1996 follows:

Pro forma net loss                                                  $  (197,257)
Pro forma net loss per share                                        $      (.06)

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



8. STOCKHOLDERS' EQUITY (CONTINUED)

EQUITY PARTICIPATION PLAN (CONTINUED)

The weighted average exercise price and fair value of options granted whose exercise price equals the market price of the stock on the date of grant is $6.00 and $2.67, respectively, and the weighted average exercise price and fair value of options granted whose exercise price exceeds the market price of the stock on the date of grant is $6.60 and $2.52, respectively. The weighted average remaining term of options outstanding as of December 31, 1996 is 6.0 years and the weighted average exercise price is $6.26 per share. No options were exercisable at December 31, 1996.

9. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                   (SUCCESSOR)               (PREDECESSOR)
                                ==================       ====================
                                  FROM INCEPTION
                                (APRIL 3, 1996) TO
                                   DECEMBER 31,                JUNE 30,
                                       1996                1996         1995
                                ------------------       -------      -------
Current:
    Federal                            $   --            $18,525      $16,189
    State                               1,800              4,886        4,447
                                   -----------           --------------------
Total current                           1,800             23,411       20,636

Deferred:
    Federal                                --             16,878       32,614
    State                                  --              2,482        4,787
                                   -----------           --------------------
Total deferred                             --             19,360       37,401
                                   -----------           --------------------
Provision for income taxes             $1,800            $42,771      $58,037
                                   ===========           ====================

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



9. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               (Successor)      (Predecessor)
                                               ===========   ====================
                                               December 31,         June 30,
                                                   1996         1996        1995
                                               -----------   --------------------
      Deferred tax assets:
Allowance for doubtful accounts                   $ 15,636    $     --   $     --
    Reserve for excess and obsolete inventories     22,000          --         --
Deferred revenue                                    97,000      63,534     84,712
Accrued compensation                                22,663      16,190     12,190
Litigation settlement                               33,200      32,624     32,624
Net operating loss                                   5,326          --         --
Other                                                6,549       3,957      6,139
                                               -----------   --------------------
  Total deferred tax assets                        202,374     116,305    135,665

  Deferred tax liabilities:
Tax over book depreciation                          (7,444)         --         --
                                               -----------   --------------------


  Net deferred tax assets                          194,930     116,305    135,665

  Valuation allowance on net deferred tax
      assets                                      (194,930)         --         --
                                               -----------   --------------------
  Net deferred taxes                             $      --    $116,305   $135,665
                                               ===========   ====================

The Company has recorded a valuation allowance against deferred tax assets as deemed necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. A portion of the valuation allowance relates to acquired temporary differences that when realized will be recorded as an adjustment to goodwill.

At December 31, 1996, the Company has federal net operating loss carryforwards of $15,000 which begin to expire in the year 2011.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements




9. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax provision is:

                                            (Successor)                                (Predecessor)
                                      ========================        ===============================================
                                           From inception
                                         (April 3, 1996) to
                                          December 31, 1996               June 30, 1996             June 30, 1995
                                        Amount         Percent         Amount       Percent      Amount       Percent
                                      ------------------------        ---------------------      --------------------
Tax at U.S. statutory rates           $(35,641)        (34.0)         $41,462          34.0       $58,750        34.0
State income taxes, net of any
    federal tax benefit                  1,800           1.7            3,225           2.7         2,935         1.7
Losses incurred without tax
    benefit                             28,078          26.8               --            --            --          --
Nondeductible goodwill                   6,320           6.0               --            --            --          --
Nondeductible meals and
    entertainment                        1,243           1.2            3,665           3.0           325          --
Officers' life insurance
    premium                                 --            --            3,686           3.0         2,881         1.9
Effect of graduated tax rates               --            --           (9,267)         (7.6)       (6,854)       (4.0)
                                      -------------------------       ---------------------       -------------------
                                      $   1,800          1.7          $42,771          35.1       $58,037        33.6
                                      =========================       =====================       ===================


10. EMPLOYEE BENEFIT PLAN

The Company's wholly-owned subsidiary CRI sponsors a Section 401(k) employees savings plan, covering substantially all full-time employees who have worked for CRI for more than one year. CRI made discretionary contributions of $14,761, $26,362 and $19,759 for the period from inception (April 3, 1996) to December 31, 1996 and for the years ended June 30, 1996 and 1995, respectively.

                        Bristol Technology Systems, Inc.

                   Notes to Consolidated Financial Statements



11. RELATED PARTY TRANSACTIONS

The Company had various transactions with related parties which were made in the normal course of business. A summary of these transactions is as follows:


                                                                   PERIOD FROM
                                                                 INCEPTION (APRIL
                                                                   3, 1996) TO             Year Ended June 30,
                                                                    DECEMBER 31,      ----------------------------
                                                                      1996              1996                1995
                                                                    ----------------------------------------------
Consulting fees paid to King Enterprises, owned by
    a director and former owner of CRI                              $     --           $ 37,728           $ 37,728
Rent paid to a director of CRI                                        15,000             30,000             30,000
Insurance premiums paid for insurance coverage
    purchased through a broker who is a family
    member of a director and officer of the Company                  121,634                 --                 --


Facility lease transactions with related parties are further discussed in Note 7, Commitments and Contingencies.

Amounts payable to (due from) related parties were as follows:


                                                     DECEMBER 31,           JUNE 30,
                                                         1996            1996     1995
                                                     ------------      -----------------
RBC, Inc. (See Note 6)                                 $40,000)        $40,000   $40,000
Director and former owner of CRI                            --              --    70,000
Pollastro Properties, Inc., owned by the former
    owners of ARS, certain of whom are now
    officers of ARS                                     (7,000)             --        --
President of ARS                                       (60,028)             --        --


Interest expensed and paid to the RBC, Inc. during the years ended June 30, 1996 and 1995 was $3,762 and $4,021 respectively.

                        Bristol Technology Systems, Inc.

12. SUBSEQUENT EVENTS

On February 28, 1997, the Company entered into a definitive agreement providing for the merger of Micro Data, Inc., a POS dealer with operations in Kentucky and Illinois, into CRI. As consideration for the merger, Micro Data, Inc.'s shareholder will receive cash of approximately $82,000 and shares of non-registered, restricted common stock of the Company worth approximately $140,000, subject to adjustment as defined in the agreement. The transaction will be recorded under the purchase method of accounting. The merger is expected to close on April 1, 1997, and is subject to certain terms and conditions as set forth in the agreement.


On March 27, 1997, the Company entered into a definitive agreement providing for the merger of International Systems & Electronics Corporation ("ISE"), a POS dealer with operations in Florida, into Bristol Merger Corporation, a wholly-owned subsidiary of the Company. As consideration for the merger, ISE's shareholder will receive cash of approximately $1,100,000 and shares of non-registered, restricted common stock of the Company worth approximately $750,000, subject to adjustment as defined in the agreement. The transaction will be recorded under the purchase method of accounting. The merger is expected to close on April 30, 1997, and is subject to certain terms and conditions as set forth in the agreement.