Form 10QSB
period 1997-03-31
BRISTOL TECHNOLOGY SYSTEMS INC
filed 1997-05-14
CIK 1016657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________________ to ________________

                        Commission File Number: 0-21633


                        BRISTOL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                                               58-2235556
     (State or other jurisdiction of                                                      (IRS Employer
     incorporation or organization)                                                    Identification No.)

     18201 Von Karman Avenue, Suite 305, Irvine, California                                   92612
     (Address of principal executive offices)                                               (Zip code)


                                 (714) 475-0800
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                               ------      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.001 par value - 4,757,068 shares as of April 25, 1997

     Class A Redeemable Common Stock Purchase Warrants - 718,750 as of April 25, 1997

     Transitional Small Business Disclosure Format (Check One):  Yes    No  X
                                                                    ---    ---

                        BRISTOL TECHNOLOGY SYSTEMS, INC.

                                      Index

                                                                                        Page
                                                                                        ----
Part I  --  FINANCIAL INFORMATION

            Item 1.  Financial Statements (Unaudited)

              BRISTOL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES (SUCCESSOR):
              CASH REGISTERS, INCORPORATED (PREDECESSOR):

              Consolidated Balance Sheet as of March 31, 1997 (Successor)                  3

              Consolidated Statements of Operations for the three months ended
              March 31, 1997 (Successor) and for the three months ended March 31,
              1996 (Predecessor)                                                           4

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 1997 (Successor) and for the three months ended March 31,
              1996 (Predecessor)                                                           5

              Notes to Consolidated Financial Statements                                 6-8

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          9-12

Part II --  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                                     13


Signature                                                                                 13

PART I  --  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                     Consolidated Balance Sheet (Successor)
                                   (Unaudited)
                                 March 31, 1997

                                          ASSETS
Current assets
      Cash and cash equivalents                                                           $  4,519,770
      Accounts receivable, net of allowance for doubtful accounts of $48,252                 1,257,386
      Inventories                                                                            2,204,577
      Prepaid expenses and other current assets                                                 59,238
      Amounts due from related parties                                                          75,114
                                                                                           -----------
           Total current assets                                                              8,116,085
Property and equipment, at cost:
      Furniture and equipment                                                                  184,015
      Automobiles                                                                               40,955
      Leasehold improvements                                                                    90,571
                                                                                           -----------
                                                                                               315,541
      Less accumulated depreciation and amortization                                            50,853
                                                                                           -----------
           Property and equipment, net                                                         264,688
Intangible assets, net of accumulated amortization of $47,111                                1,664,878
Prepaid license fees                                                                           102,750
Other assets                                                                                    88,228
                                                                                           -----------
           Total assets                                                                    $10,236,629
                                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                                $    50,000
      Accounts payable                                                                         840,281
      Accrued salaries, wages and related benefits                                             272,081
      Accrued expenses                                                                         293,974
      Deferred revenue                                                                         491,203
      Customer advances                                                                        412,635
      Note payable to related party                                                             40,000
      Current portion of capital lease obligations                                              19,193
                                                                                           -----------
           Total current liabilities                                                         2,419,367
Capital lease obligations - noncurrent portion                                                  32,485
Other long-term liabilities                                                                     36,749
Commitments and contingencies
Stockholders' equity
       Preferred stock, $.001 par value:
           Authorized shares -- 4,000,000                                                           --
           None issued and outstanding
       Common stock, $.001 par value:
           Authorized shares -- 20,000,000
           Issued and outstanding shares -- 4,745,654                                            4,746
      Additional paid-in capital                                                             8,284,893
      Accumulated deficit                                                                     (541,611)
                                                                                           -----------
           Total stockholders' equity                                                        7,748,028
                                                                                           -----------
           Total liabilities and stockholders' equity                                      $10,236,629
                                                                                           ===========

See accompanying notes.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       (Successor)    (Predecessor)
                                                        Three Months Ended March 31
                                                           1997            1996
                                                       -----------    -------------
Revenue:
       System sales and installation                    $1,748,821      $1,296,588
       Service and supplies sales                          911,477         469,480
                                                        ----------      ----------
Net revenue                                              2,660,298       1,766,068
Costs and expenses:
       Cost of system sales and installation             1,171,596         951,718
       Cost of service and supplies sales                  689,335         318,136
       Selling, general and administrative expenses      1,284,821         528,165
                                                        ----------      ----------
              Total costs and expenses                   3,145,752       1,798,019
                                                        ----------      ----------
Operating loss                                            (485,454)        (31,951)
Other (income) expense:
       Interest income                                     (64,252)         (9,547)
       Interest expense                                     12,734           3,509
                                                        ----------      ----------
              Total other income                           (51,518)         (6,038)
                                                        ----------      ----------
Loss before income taxes                                  (433,936)        (25,913)
Income tax provision (benefit)                               1,050          (9,087)
                                                        ----------      ----------
Net loss                                                $ (434,986)     $  (16,826)
                                                        ==========      ==========

Net loss per common share                               $    (0.09)     $   (16.81)
                                                        ==========      ==========

 Common shares used in computing per share amounts       4,745,654           1,001
                                                        ==========      ==========



See accompanying notes.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                          (Successor)         (Predecessor)
                                                                              Three Months Ended March 31
                                                                              1997                 1996
                                                                         -------------         ------------
Operating activities
  Net loss                                                                $  (434,986)         $   (16,826)
  Adjustments to reconcile net loss to net cash and cash
    equivalents provided by (used in) operating activities:
       Depreciation                                                            21,301                7,500
       Amortization                                                            28,522                   --
       Provision for doubtful accounts                                          9,162                8,026
       Reserve for excess and obsolete inventories                             25,500                   --
       Compensation expense                                                     8,021                   --
       Deferred income taxes                                                       --                 (955)
       Changes in operating assets and liabilities
              Accounts receivable                                              30,408              (65,330)
              Inventories                                                     (82,350)             246,904
              Prepaid expenses and other assets                               (42,018)             (19,300)
              Accounts payable                                               (124,344)              89,465
              Other accrued expenses                                          (54,401)              44,691
              Deferred revenue                                                 64,144              (58,000)
              Customer advances                                               (13,082)            (154,919)
              Other long-term liabilities                                      12,249                   --
                                                                          -----------          -----------
                  Net cash and cash equivalents provided by
                     (used in) operating activities                          (551,874)              81,256

Investing activities
       Capital Expenditures                                                   (13,359)             (12,186)
                                                                          -----------          -----------
                  Net cash and cash equivalents used in
                    investing activities                                      (13,359)             (12,186)

Financing activities
        Capital lease payments                                                 (2,230)                  --
        Net repayments on line of credit                                     (388,441)             (68,890)
                                                                          -----------          -----------
                  Net cash and cash equivalents used in
                      financing activities                                   (390,671)             (68,890)

Net increase (decrease) in cash and cash equivalents                         (955,904)                 180
Cash and cash equivalents at beginning of period                            5,475,674                2,269
                                                                          -----------          -----------
Cash and cash equivalents at end of period                                $ 4,519,770          $     2,449
                                                                          ===========          ===========

Supplemental cash flow disclosures:
       Cash paid for interest                                             $    12,734          $     3,509
                                                                          ===========          ===========
       Cash paid for income taxes, net                                    $    96,459          $     7,250
                                                                          ===========          ===========


See accompanying notes.

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1997


Organization

         Bristol Technology Systems, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service point-of-sale (POS) dealers. On June 28, 1996, the Company completed an acquisition of Cash Registers, Incorporated (CRI), a POS dealer with operations in Kentucky and southern Ohio. On December 31, 1996, the Company completed an acquisition of Automated Register Systems, Inc. (ARS), a POS dealer based in Washington.

Basis of Presentation

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the period from inception (April 3, 1996) to December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         Since the Company did not exist before April 3, 1996, but its wholly-owned subsidiary CRI did exist before that date, GAAP defines CRI as the Predecessor to the Company. As such, GAAP requires that the statements of operations and cash flows of CRI for the three months ended March 31, 1996 be presented herein. The Company's consolidated financial statements for the three months ended March 31, 1997 include the accounts of the Company and its wholly-owned subsidiaries, CRI and ARS. Accordingly, the statements of operations and cash flows presented for the period subsequent to the acquisition of CRI (Successor) are not comparable to the statements of operations and cash flows for the period prior to the acquisition of CRI (Predecessor).

Acquisitions

         On June 28, 1996, the Company acquired all of the outstanding common stock of CRI for cash consideration of $954,962, including acquisition costs of $71,961. On December 31, 1996, the Company acquired all of the outstanding common stock of ARS for consideration of $1,025,023 in cash and 58,154 shares of non-registered, restricted common stock of the Company which were valued at $683,349 at December 31, 1996. In addition, $78,145 of acquisition costs were incurred.

         The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of $1,711,989 has been recorded as intangible assets (goodwill) and is being amortized on a straight-line basis over 15 years. The Company's consolidated statements of operations include the revenues and expenses of the acquired businesses subsequent to the transactions' effective dates.

Income Taxes

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the three-month period ended March 31, 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

Per Share Information

         Net loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, were antidilutive for the three months ended March 31, 1997. No common stock equivalents were outstanding during the three months ended March 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods to conform to the new method. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded from the calculation. The new requirements do not significantly change the calculation of fully diluted earnings per share. Statement No. 128 is not expected to impact the Company's net loss per share for the quarters ended March 31, 1997 and 1996, as no dilutive stock options and warrants were included in those calculations.

Contingencies

         The Company is subject to legal proceedings and claims which arise in the normal course of its business. Management believes that the resolution of such matters will not have a material effect on the Company's financial position or future results of operations.

         At March 31, 1997, the Company had $83,000 accrued in connection with a lawsuit wherein CRI is being sued by a former employee. In accordance with the purchase agreement between the Company and the former owners of CRI, the Company's liability is limited to $83,000 in connection with this suit. Any amounts in excess of $83,000 are recoverable from amounts due to the former owners under certain lease and employment agreements.

Debt

         CRI has a line of credit with a commercial bank which does not have a termination date, but which is reviewed annually for renewal. At March 31, 1997, the line permitted borrowings up to $350,000. Borrowings under the line bear interest at a rate which the Company and the bank mutually agree upon and are secured by CRI's accounts receivable. The line prohibits the reduction or depletion of CRI's capital, without 30 days prior written notice to the bank. At March 31, 1997, no amounts were outstanding under the line.

         At March 31, 1997, ARS had borrowings outstanding of $50,000 at an interest rate of 9.5% under an interim borrowing arrangement with a commercial bank. The interim arrangement was terminated and the outstanding balance was fully paid as of April 30, 1997. ARS is currently negotiating a new line of credit agreement with the bank.

Subsequent Events

         On April 1, 1997, the Company, though its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData, Inc., a POS dealer with operations in Illinois and Kentucky, for consideration of $79,000 in cash and 11,414 shares of non-registered, restricted common stock of the Company valued at approximately $136,000 at April 1, 1997. The transaction was recorded under the purchase method of accounting.

         On April 3, 1997, the Company entered into a definitive agreement providing for the merger of Smyth Systems, Inc. (Smyth) into a wholly-owned subsidiary of the Company in a tax-free reorganization. Smyth operates through two divisions which (i) provide automated, integrated turnkey systems to customers throughout the United States and (ii) provide POS systems to customers in Southern California and Ohio. In connection with the merger, Smyth's shareholders will exchange all of the outstanding capital stock of Smyth for shares of non-registered, restricted common stock of the Company worth approximately $5,338,200, subject to adjustment as defined in the agreement. The transaction will be accounted for as a pooling of interests. The merger is expected to close on May 31, 1997, and is subject to certain terms and conditions as set forth in the agreement.

         On April 14, 1997, the Company entered into a definitive agreement providing for the merger of Electronic Business Machines (EBM), a POS dealer with operations in Indiana and Kentucky, into CRI in a tax-free reorganization. In connection with the merger, EBM's shareholder will exchange all of the outstanding capital stock of EBM for $400,000 in cash and shares of non-registered, restricted common stock of the Company worth approximately $550,000, subject to adjustment as defined in the agreement. The transaction will be accounted for under the purchase method of accounting. The merger is expected to close on May 31, 1997, and is subject to certain terms and conditions as set forth in the agreement.

         On May 9, 1997, the Company, though its wholly-owned subsidiary Bristol Merger Corporation, acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida. As consideration for the merger, ISE's shareholder received cash of $1,100,000 and 130,434 shares of non-registered, restricted common stock of the Company valued at approximately $734,000 on the closing date. The transaction was recorded under the purchase method of accounting.

         On April 24, 1997, the Company's Board of Directors authorized the Company, over a 20 month period, to repurchase its common stock, from time to time and in such amounts as are believed by management to be in the best interests of the Company and its shareholders. As of May 13, 1997, the Company had repurchased 5,000 shares of common stock for total consideration of $24,625.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information includes forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The realization of these forward-looking statements may be impacted by certain important factors discussed in the "Risk Factors" section of the Company's final prospectus dated November 12, 1996, including, but not limited to, limited operating history, risks related to the Company's acquisition strategy, need for additional financing to implement acquisition strategy, substantial competition, reliance on key personnel, integration of acquired companies, dependence on manufacturers, reliance on major customers and vendors, fixed fee contracts, potential conflicts of interest, control by management, potential inability to market newly developed products, anti-takeover effects of certain charter and bylaw provisions, possible volatility of stock price, maintenance criteria for NASDAQ; risks of low-priced securities, possible environmental liabilities and absence of dividends.

OVERVIEW

         The Company was formed on April 3, 1996 to establish a national network of full service POS dealers through the selective acquisition of targeted POS dealers.

         From April 3, 1996 to March 31, 1997, management of the Company devoted substantially all of its efforts to the raising of capital, the identification of dealership acquisition candidates and the acquisition of two dealerships, CRI on June 28, 1996 and ARS on December 31, 1996. The following discussion and analysis of the results of operations relates to 1) the consolidated financial statements of the Company as of and for the three months ended March 31, 1997 and 2) the stand-alone statements of operations and cash flows of CRI for the three months ended March 31, 1996. Because the consolidated results of operations of the Company for the three months ended March 31, 1997 include the results of CRI, ARS and corporate headquarters, whereas the results of operations of CRI for the three months ended March 31, 1996 include only the results of CRI, the results of operations for the three month periods ended March 31, 1997 and March 31, 1996 are not comparable. Accordingly, the discussion of the results of operations stated below does not compare the three month periods ended March 31, 1997 and March 31, 1996, but instead discusses each period separately. The discussion and analysis of financial condition relates to the consolidated balance sheet of the Company at March 31, 1997.

RESULTS OF OPERATIONS OF THE COMPANY

         Quarter ended March 31, 1997

         Net revenue

         The Company's net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Net revenue for the quarter ended March 31, 1997 was $2,660,000 and was comprised of net revenue from the Company's wholly-owned subsidiaries, CRI and ARS. Net revenue was comprised of $1,749,000, or 66%, of Systems Revenue and $911,000, or 34%, of Service Revenue. This compares to a composition of net revenue for the period from inception (April 3, 1996) to December 31, 1996 of 74% Systems Revenue and 26% Service Revenue. The Company believes that the mix of revenue changed in the first quarter of 1997 due to a decline in systems sales to Seed Restaurant Group, the Company's largest customer during 1996 and due to an increase in Service Revenue derived from additional maintenance contracts obtained as a result of a high volume of systems sold during the last half of 1996.

         One customer, Cub Foods, accounted for approximately 10% of the Company's net revenue for the quarter ended March 31, 1997. No other customer accounted for more than 10% of sales for the period. Sales of products from the Company's three main hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 60% of net revenue for the quarter ended March 31, 1997. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms. A change in the Company's relationships with this key customer or these principal vendors could have a material adverse effect on the Company's financial and operating results.

         Gross Margin

         Gross margin for the quarter ended March 31, 1997 was 30% of net revenue and was comprised of gross margin from the Company's wholly-owned subsidiaries, CRI and ARS. Total gross margin was comprised of gross margin for Systems Revenue of 33% and gross margin for Service Revenue of 24%. This compares to gross margin for the period from inception (April 3, 1996) to December 31, 1996 of 32%. Gross margin decreased due to lower gross margins from ARS, a company acquired on December 31, 1996. These lower margins were partially offset by higher gross margins from CRI due to changes in product mix and lower discounts.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the quarter ended March 31, 1997 were $1,285,000, or 48% of net revenue. Selling, general and administrative expenses consist of expenses incurred at the corporate office, as well as expenses incurred by the Company's wholly-owned subsidiaries, CRI and ARS. Selling, general and administrative expenses increased during the quarter and are expected to increase further during 1997 due to planned staffing additions at corporate headquarters believed to be necessary to integrate acquired companies and to support future growth.

         Interest Income and Interest Expense

         Interest income of $64,000 was derived primarily from interest earned on the investment of the Company's proceeds from its initial public offering. The proceeds are invested in a short-term, interest-bearing money market fund.

         Interest expense of $13,000 consisted primarily of interest on outstanding balances on the Company's lines of credit.

         Income Tax Provision

         The Company recorded an effective income tax provision of 0.3% for the quarter ended March 31, 1997. Income tax expense consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

RESULTS OF OPERATIONS OF CRI

         Quarter ended March 31, 1996

         Net revenue

         Net revenue for the quarter ended March 31, 1996 was $1,766,000, comprised of $1,297,000, or 73%, of Systems Revenue and $469,000, or 27%, of Service Revenue.

         CRI's largest customer, Seed Restaurant Group, accounted for approximately 43% of net revenue for the quarter ended March 31, 1996. No other customer accounted for more than 10% of CRI's net revenue for the quarter ended March 31, 1996. Sales of products from CRI's two main hardware vendors, ERC and NCR, accounted for approximately 48% of net revenue for the quarter ended March 31, 1996.

         Gross Margin

         Gross margin for the quarter ended March 31, 1996 was $496,000, or 28%, and was comprised of gross margin for Systems Revenue of 27% and gross margin for Service Revenue of 32%.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the quarter ended March 31, 1996 were $528,000, or 30% of net revenue.

         Income Tax Benefit

         CRI recorded an effective income tax benefit of 35% for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company's cash and cash equivalents totaled $4,520,000 at March 31, 1997 compared to $5,476,000 at December 31, 1996. During the quarter ended March 31, 1997, the Company utilized $552,000 for operations; utilized $13,000 for the purchase of property and equipment; and utilized $391,000 for financing activities, primarily representing net repayments under the Company's line of credit facilities.

         CRI has a line of credit with a commercial bank which does not have a termination date, but which is reviewed annually for renewal. At March 31, 1997, the line permitted borrowings up to $350,000. Borrowings under the line bear interest at a rate which the Company and the bank mutually agree upon and are secured by CRI's accounts receivable. The line prohibits the reduction or depletion of CRI's capital, without 30 days prior written notice to the bank. At March 31, 1997, no amounts were outstanding under the line, however, the line is still available for future borrowings and thus provides a source of liquidity.

         At March 31, 1997, ARS had borrowings outstanding of $50,000 at an interest rate of 9.5% under an interim borrowing arrangement with a commercial bank. The interim arrangement was terminated and the outstanding balance was fully paid as of April 30, 1997. ARS is currently negotiating a new line of credit agreement with the bank.

         On April 1, 1997, the Company, though its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData for consideration of $79,000 in cash and 11,414 shares of non-registered, restricted common stock of the Company valued at approximately $136,000 at April 1, 1997. The transaction was recorded under the purchase method of accounting. MicroData is a POS dealer with operations in Illinois and Kentucky.

         On April 3, 1997, the Company entered into a definitive agreement providing for the merger of Smyth into a wholly-owned subsidiary of the Company in a tax-free reorganization. Smyth operates through two divisions which (i) provide automated, integrated turnkey systems to customers throughout the United States and (ii) provide POS systems to customers in Southern California and Ohio. In connection with the merger, Smyth's shareholders will exchange all of the outstanding capital stock of Smyth for shares of non-registered, restricted common stock of the Company worth approximately $5,338,200, subject to adjustment as defined in the agreement. The transaction will be recorded as a pooling-of-interests. The merger is expected to close on May 31, 1997, and is subject to certain terms and conditions as set forth in the agreement.

         On April 14, 1997, the Company entered into a definitive agreement providing for the merger of EBM into CRI in a tax-free reorganization. In connection with the merger, EBM's shareholder will exchange all of the outstanding capital stock of EBM for $400,000 in cash and shares of non-registered, restricted common stock of the Company worth approximately $550,000, subject to adjustment as defined in the agreement. The transaction will be accounted for under the purchase method of accounting. The merger is expected to close on May 31, 1997, and is subject to certain terms and conditions as set forth in the agreement. EBM is a POS dealer with operations in Indiana.

         On May 9, 1997, the Company, though its wholly-owned subsidiary Bristol Merger Corporation, acquired all of the outstanding common stock of ISE, a POS dealer with operations in Florida. As consideration for the merger, ISE's shareholder received cash of $1,100,000 and 130,434 shares of non-registered, restricted common stock of the Company worth approximately $734,000 on the closing date. The transaction was recorded under the purchase method of accounting.

         Should the Company not acquire any additional dealerships other than the acquisitions of MicroData, ISE, Smyth and EBM discussed above, management believes that operating cash flow, available cash and available cash resources will be adequate to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the remainder of the calendar year. However, it is the Company's intention to identify, evaluate and acquire additional POS dealerships within the remainder of the calendar year. The Company is currently engaged in discussions with several other POS dealerships regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company, other than the acquisitions discussed above. Because the Company's cash requirements in the future are heavily dependent upon the frequency and cost of future acquisitions, as well as the combination of cash, promissory notes and stocks used in executing acquisitions, it is impossible to determine at this time the effect of the Company's acquisition strategy on its future cash requirements. If additional acquisition opportunities arise, the Company may need to seek additional capital to complete them. There can be no assurance that additional sources of financing will not be required during the next twelve months or thereafter, and, if required, will be available on terms acceptable to the Company.

Fluctuations in Quarterly Results of Operations

         The Company's business can be subject to seasonal influences. The POS dealers for which the Company has acquired to date have typically had lower net revenues in the first quarter of the fiscal year primarily due to the lower level of new store openings by customers during January through March. As the Company grows through acquisition, this pattern of seasonality may or may not continue.

         Quarterly results in the future may be materially affected by the timing and magnitude of acquisitions, the timing and magnitude of costs related to such acquisitions, the timing and extent of staffing additions at corporate headquarters necessary to integrate acquired companies and support future growth, general economic conditions and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

         The Company does not believe that inflation has had a material impact on its results of operations during 1996 or the first quarter of fiscal 1997.

Factors Affecting the Company's Business

         The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

         The Company has an aggressive acquisition strategy that is expected to involve the acquisition of a significant number of additional POS dealers. From its inception through April 30, 1997, the Company completed three such acquisitions and has entered into definitive agreements for the purchase of an additional three POS dealers.

         The Company depends upon acquisitions and internal growth to increase its revenues and earnings. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and activities also could adversely affect the Company's quarterly earnings. In addition, there can be no assurance that acquisitions will occur at the same pace as in prior periods or be available to the Company on favorable terms, if at all. For example, if the price of a share of the Company's common stock declines for a prolonged period, the owners of potential acquisition targets may not be willing to receive shares of common stock in exchange for their buinesses, thereby adversely affecting the pace of the Company's acquisition program. Such an effect on the pace of the Company's acquisition program could further reduce the price of a share of common stock, to the further detriment of the Company's acquisition strategy. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

         While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management and administration. These various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. In addition, there can be no assurance that the pace of the Company's acquisitions will not adversely affect the Company's efforts to implement its cost-savings and integration strategies and to manage its acquisitions profitability.

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibit 11 - Calculation of Earnings per Share

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                During the three months ended March 31, 1997, the Company filed the following Current Reports on Form 8-K:

                Form 8-K dated December 31, 1996 filed with the Commission on January 15, 1997 reporting information under Items 2 and 7.

                Form 8-K/A dated December 31, 1996 filed with the Commission on March 14, 1997 reporting information under Item 7.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           BRISTOL TECHNOLOGY SYSTEMS, INC.
                                                         -------------------------------------------------
                                                           (Registrant)


               May 13, 1997                                By: /s/ RICHARD H. WALKER
---------------------------------------------            -------------------------------------------------
                   Date                                    Richard H. Walker
                                                           President, Chief Executive Officer and Director


               May 13, 1997                                By: /s/ KELLY KAUFMAN
---------------------------------------------            -------------------------------------------------
                   Date                                    Kelly Kaufman
                                                           Vice President of Finance
                                                           (Principal financial and accounting officer)