Form 10QSB
period 1997-06-30
BRISTOL RETAIL SOLUTIONS INC
filed 1997-08-13
CIK 1016657

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from       to
                                         -------  -------

                         Commission File Number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.

        (Exact name of small business issuer as specified in its charter)

      Delaware                                                                                        58-2235556
      (State or other jurisdiction of                                                               (IRS Employer
      incorporation or organization)                                                             Identification No.)

      5000 Birch Street, Suite 205, Newport Beach, California                                           92660
      (Address of principal executive offices)                                                        (Zip code)


                                 (714) 475-0800
                (Issuer's telephone number, including area code)

                        BRISTOL TECHNOLOGY SYSTEMS, INC.
          18201 Von Karman Avenue, Suite 305, Irvine, California 92612 (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value - 5,466,159 shares as of July 31, 1997
Class A Redeemable Common Stock Purchase Warrants - 718,750 as of July 31, 1997

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index


Part I     --- FINANCIAL INFORMATION                                                                                   Page
           Item 1.  Financial Statements (Unaudited)

                BRISTOL RETAIL SOLUTIONS, INC. AND SUBSIDIARIES (SUCCESSOR):
                CASH REGISTERS, INCORPORATED (PREDECESSOR):

                Consolidated Balance Sheet as of June 30, 1997 (Successor)                                               3

                Consolidated Statements of Operations for the three months ended June 30, 1997 (Successor)
                and for the three months ended June 30, 1996 (Predecessor)                                               4

                Consolidated Statements of Operations for the six months ended June 30, 1997 (Successor)
                and for the six months ended June 30, 1996 (Predecessor)                                                 5

                Consolidated Statements of Cash Flows for the six months ended June 30, 1997 (Successor)
                and for the six months ended June 30, 1996 (Predecessor)                                               6-7

                Notes to Consolidated Financial Statements                                                            8-11

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            12-19

Part II    --- OTHER INFORMATION

           Item 2.  Changes in Securities                                                                               20
           Item 4.  Submission of Matters to a Vote of Security Holders                                                 20
           Item 6.  Exhibits and Reports on Form 8-K                                                                 21-22

Signature                                                                                                               23


                         BRISTOL RETAIL SOLUTIONS, INC.
                     Consolidated Balance Sheet (Successor)
                                   (Unaudited)
                                  June 30, 1997

                                                 ASSETS
Current assets
       Cash and cash equivalents                                                                                 $       765,943
       Accounts receivable, net of allowance for doubtful accounts of $199,327                                         2,812,439
       Inventories                                                                                                     3,298,748
       Prepaid expenses and other current assets                                                                         797,111
       Current portion of note receivable                                                                                 78,110
       Amounts due from related parties                                                                                   60,051
                                                                                                           ----------------------
             Total current assets                                                                                      7,812,402
       Property and equipment, at cost:
       Furniture and equipment                                                                                           586,488
       Automobiles                                                                                                       168,012
       Leasehold improvements                                                                                            102,452
                                                                                                           ----------------------
                                                                                                                         856,952
       Less accumulated depreciation and amortization                                                                     91,453
                                                                                                           ----------------------
             Property and equipment, net                                                                                 765,499
Intangible assets, net of accumulated amortization of $85,189                                                          5,921,357
Note receivable - noncurrent portion                                                                                     366,414
Other assets                                                                                                             717,269
                                                                                                           ----------------------
             Total assets                                                                                        $    15,582,941
                                                                                                           ======================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                                                                                     $       704,599
       Accounts payable                                                                                                1,911,766
       Accrued salaries, wages and related benefits                                                                      692,808
       Accrued expenses                                                                                                  478,804
       Deferred revenue                                                                                                1,392,815
       Customer advances                                                                                                 506,376
       Note payable to related party                                                                                      50,000
       Current portion of capital lease obligations                                                                       20,195
       Current portion of long-term debt                                                                                  43,796
                                                                                                           ----------------------
             Total current liabilities                                                                                 5,801,159
Capital lease obligations - noncurrent portion                                                                            30,042
Other long-term liabilities                                                                                               51,909
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.001 par value:
             Authorized shares - - - 4,000,000                                                                               - -
             None issued and outstanding
        Common stock, $.001 par value:
             Authorized shares - - - 20,000,000
             Issued and outstanding shares - - - 5,466,159                                                                 5,466
       Additional paid-in capital                                                                                     11,033,829
       Accumulated deficit                                                                                            (1,314,839)
                                                                                                           ----------------------
                                                                                                                       9,274,456
       Less treasury stock, at cost, 5,000 shares                                                                        (24,625)
                                                                                                           ----------------------
             Total stockholders' equity                                                                                9,699,831
                                                                                                           ----------------------
             Total liabilities and stockholders' equity                                                          $    15,582,941
                                                                                                           ======================

See accompanying notes.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       (Successor)                (Predecessor)
                                                                             Three Months Ended June 30,
                                                                          1997                        1996
                                                                  ----------------------     ------------------------
Revenue:
        System sales and installation                              $          3,092,157       $            1,722,402
        Service and supplies sales                                            1,492,264                      529,294
                                                                  ----------------------     ------------------------
Net revenue                                                                   4,584,421                    2,251,696
Costs and expenses:
        Cost of system sales and installation                                 2,107,872                    1,196,549
        Cost of service and supplies sales                                    1,089,623                      316,059
        Selling, general and administrative expenses                          2,113,141                      644,597
        Research and development costs                                           72,102                           --
        Write-off of cash surrender value of life insurance                          --                       76,140
                                                                  ----------------------     ------------------------
                Total costs and expenses                                      5,382,738                    2,233,345
                                                                  ----------------------     ------------------------
Operating income (loss)                                                        (798,317)                      18,351
Other (income) expense:
        Interest income                                                         (44,681)                      (2,036)
        Interest expense                                                         19,592                        5,174
                                                                  ----------------------     ------------------------
                Total other (income) expense                                    (25,089)                       3,138
                                                                  ----------------------     ------------------------
Income (loss) before income taxes                                              (773,228)                      15,213
Income tax provision (benefit)                                                      - -                        5,335
                                                                  ----------------------     ------------------------
Net income (loss)                                                  $           (773,228)        $              9,878
                                                                  ======================     ========================

Net income (loss) per common share                                 $              (0.15)        $               9.68
                                                                  ======================     ========================

Common shares used in computing per share amounts                             5,001,932                        1,020
                                                                  ======================     ========================

See accompanying notes.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       (Successor)                (Predecessor)
                                                                              Six Months Ended June 30,
                                                                          1997                        1996
                                                                  ----------------------     ------------------------
Revenue:
        System sales and installation                                $        4,840,978       $            3,018,990
        Service and supplies sales                                            2,403,741                      998,774
                                                                  ----------------------     ------------------------
Net revenue                                                                   7,244,719                    4,017,764
Costs and expenses:
        Cost of system sales and installation                                 3,279,468                    2,148,267
        Cost of service and supplies sales                                    1,778,958                      634,195
        Selling, general and administrative expenses                          3,397,962                    1,172,762
        Research and development costs                                           72,102                          - -
        Write-off of cash surrender value of life insurance                         - -                       76,140
                                                                  ----------------------     ------------------------
                Total costs and expenses                                      8,528,490                    4,031,364
                                                                  ----------------------     ------------------------
Operating loss                                                               (1,283,771)                     (13,600)
Other (income) expense:
        Investment income                                                      (108,933)                     (11,583)
        Interest expense                                                         32,326                        8,683
                                                                  ----------------------     ------------------------
                Total other income                                              (76,607)                      (2,900)
                                                                  ----------------------     ------------------------
Loss before income taxes                                                     (1,207,164)                     (10,700)
Income tax provision (benefit)                                                    1,050                       (3,752)
                                                                  ----------------------     ------------------------
Net loss                                                               $     (1,208,214)       $              (6,948)
                                                                  ======================     ========================

Net loss per common share                                              $          (0.25)       $               (6.88)
                                                                  ======================     ========================

Common shares used in computing per share amounts                             4,874,501                        1,010
                                                                  ======================     ========================


See accompanying notes.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                (Successor)                 (Predecessor)
                                                                                           Six Months Ended June 30,
                                                                                        1997                         1996
                                                                                -------------------    ------------------
Operating activities
      Net loss                                                                  $      (1,208,214)      $        (6,948)
      Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
        Depreciation                                                                       72,229                 9,930
        Amortization                                                                       66,600                   - -
        Provision for doubtful accounts                                                    38,939                15,224
        Reserve for excess and obsolete inventories                                        38,647                   - -
        Compensation expense                                                                8,021                   - -
        Deferred income taxes                                                                 - -                 8,500
        Changes in operating assets and liabilities
                Accounts receivable                                                       120,891              (195,210)
                Inventories                                                                59,714               218,979
                Prepaid expenses and other assets                                        (389,038)               35,364
                Accounts payable                                                          (23,489)              314,026
                Other accrued expenses                                                    175,384                 9,689
                Deferred revenue                                                            2,785               (66,542)
                Customer advances                                                          67,959              (233,487)
                Other long-term liabilities                                                27,409                   - -
                                                                                ------------------     -----------------
                     Net cash and cash equivalents provided by (used in)
                     operating activities                                                (942,163)              109,525

Investing activities
        Capital expenditures                                                              (84,532)              (20,650)
        Purchase of subsidiary companies, net of cash acquired                         (2,807,554)                  - -
        Receivables from rescinded acquisition                                           (850,000)                  - -
                                                                                ------------------     -----------------
                     Net cash and cash equivalents used in investing
                     activities                                                        (3,742,086)              (20,650)

Financing activities
        Net borrowings (repayments) on lines of credit                                     66,158               (13,406)
        Repayment of note payable to related party                                        (47,922)              (35,000)
        Repayment of capital lease obligations                                             (3,671)                  - -
        Repayment of long-term debt                                                       (15,422)                  - -
        Repurchase of stock                                                               (24,625)              (37,203)
                                                                                ------------------     -----------------
                     Net cash and cash equivalents used in financing
                     activities                                                           (25,482)              (85,609)

Net increase (decrease) in cash and cash equivalents                                   (4,709,731)                3,266
Cash and cash equivalents at beginning of period                                        5,475,674                 2,269
                                                                                ==================     =================
Cash and cash equivalents at end of period                                      $         765,943      $          5,535
                                                                                ==================     =================


Supplemental disclosures of cash flow information:
        Cash paid for interest                                                  $          32,326      $          8,683
                                                                                ==================     =================
        Cash paid for income taxes, net                                         $          97,659      $         14,500
                                                                                ==================     =================



See accompanying notes.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Supplemental disclosures of cash flow information (continued):


The Company made certain business acquisitions during the six months ended June
30, 1997 for consideration of cash and the Company's common stock. The fair values of the assets acquired and the liabilities assumed at the respective dates of acquisition are as follows:
        Current assets, net of cash acquired                                        $          3,151,269
        Property and equipment                                                                   861,409
        Long-term assets                                                                         270,032
        Intangible assets                                                                      4,294,557
        Current liabilities                                                                   (2,616,953)
        Long-term debt, net of current portion                                                  (353,104)
                                                                                =========================
           Net assets acquired                                                      $          5,607,210
                                                                                =========================

The acquisitions were funded as follows:
        Cash                                                                                   2,807,554
        Note payable in cash                                                                      21,052
        Common stock                                                                           2,749,656
        Note payable in common stock                                                              28,948
                                                                                =========================
                                                                                     $         5,607,210
                                                                                =========================


Effective June 1, 1997, the Company transferred certain land, buildings and building improvements acquired as part of the EBM acquisition with a fair value of $381,000 and certain loans aggregating $381,000 assumed as part of the EBM acquisition to the former owner of EBM.




See accompanying notes.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1997


Organization and Basis of Presentation

         Bristol Retail Solutions, Inc. (the Company, formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. As of June 30, 1997, the Company has acquired five companies (three "hubs" and two "spokes") that sell, install and maintain point-of-sale (POS) systems and turnkey retail automation (VAR) systems throughout the United States (see Acquisitions). The Company changed its name to Bristol Retail Solutions, Inc. in July 1997. The Company's former name was Bristol Technology Systems, Inc.

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

           Since the Company did not exist before April 3, 1996, but its wholly-owned subsidiary Cash Registers, Incorporated (CRI) did exist before that date, GAAP defines CRI as the Predecessor to the Company. As such, GAAP requires that the statement of operations of CRI for the three months ended June 30, 1996 and the statements of operations and cash flows of CRI for the six months ended June 30, 1996 be presented herein. The Company's consolidated financial statements as of June 30, 1997 include the accounts of the Company and its wholly-owned subsidiaries. Accordingly, the statements of operations and cash flows presented for the period subsequent to the acquisition of CRI (Successor) are not comparable to the statements of operations and cash flows for the period prior to the acquisition of CRI (Predecessor). No statement of operations for the Company has been presented for the period from inception (April 3, 1996) to June 30, 1996 because all costs incurred by the Company during that period, except for salaries of $31,250 that were expensed, were incurred in connection with the acquisition of CRI and were included as part of the CRI purchase price.

Operations

           The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under its various credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1997. However, the Company intends to identify, evaluate and acquire additional retail automation solution businesses during the remainder of the calendar year. These acquisitions are expected to be funded through a combination of cash and common stock and may necessitate additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will require additional financing in order to continue this acquisition program. The Company is currently in the process of obtaining additional debt financing in order to meet its anticipated acquisition financial requirements during the remainder of fiscal 1997. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's strategic plan and the achievement of sustained profitable operations.

Acquisitions

           During the period from inception (April 3, 1996) to December 31, 1996, the Company acquired all of the outstanding common stock of CRI and Automated Register Systems, Inc. (ARS) for aggregate cash consideration of $2,058,000, including acquisition costs of $150,000, and 58,154 shares of non-registered, restricted common stock of the Company which were valued at $683,000 at the acquisition date.

           On April 1, 1997, the Company, though its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData, Inc. (MicroData), a POS dealer with operations in Illinois and Kentucky, for consideration of $98,000 in cash, including $19,000 of acquisition costs, and 11,415 shares of non-registered, restricted common stock of the Company valued at approximately $136,000.

           On May 29, 1997, the Company acquired Smyth Systems, Inc. (Smyth) for consideration of $2,369,000 in cash, including $20,000 of acquisition costs, and 569,408 shares of non-registered, restricted common stock of the Company valued at approximately $2,064,000. Smyth operates through two divisions which (i) provide VAR systems to customers throughout the United States and (ii) provide POS systems to customers in Southern California and Ohio.

           On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired Electronic Business Machines, Inc. (EBM), a POS dealer with operations in Indiana and Kentucky, for consideration of $452,000 in cash, including $52,000 of acquisition costs, and 139,682 shares of non-registered, restricted common stock of the Company valued at approximately $550,000. In addition, seventy-five (75) days following the closing date additional consideration of $21,000 in cash and 7,351 shares of non-registered, restricted common stock of the Company valued at approximately $29,000 will be paid to the shareholder of EBM. This additional consideration totaling $50,000 is recorded as a note payable to related party in the accompanying balance sheet at June 30, 1997.

           The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as intangible assets (goodwill). Goodwill acquired as part of the CRI and ARS acquisitions aggregating $1,712,000 is being amortized on a straight-line basis over an estimated life of 15 years and goodwill acquired as part of all other acquisitions aggregating $4,295,000 is being amortized on a straight-line basis over an estimated life of 40 years. The purchase price allocation related to the Smyth and EBM acquisitions is preliminary and the final purchase price allocation may involve the assignment of amounts to different intangible assets which may be amortized over different periods. The Company's consolidated statements of operations include the revenues and expenses of CRI, ARS, MicroData and Smyth subsequent to the acquisitions' respective closing dates. Pursuant to the EBM acquisition agreement, the Company assumed control of EBM's operations on May 31, 1997 and has included the revenues and expenses of EBM from such date in its consolidated statements of operations. Effective June 1, 1997, the Company transferred certain land, buildings and building improvements acquired as part of the EBM acquisition with a fair value of $381,000 and certain loans aggregating $381,000 assumed as part of the EBM acquisition to the former owner of EBM.

           The following presents the unaudited pro forma results of operations of the Company for the six-month period ended June 30, 1997 as if the Smyth and EBM acquisitions had been consummated on January 1, 1997, and includes pro forma adjustments to amortize intangible assets acquired as part of the acquisitions.

                                                            Six Months Ended
                                                              June 30, 1997
                                                              -------------
   Net revenue                                              $ 13,039,000
   Net loss                                                 $ (1,332,000)
   Net loss per share                                       $       (.24)
   Shares used in computing net income per share               5,464,788

           The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred on January 1, 1997 or the results which may occur in the future.

           On May 9, 1997, pursuant to a merger agreement dated April 30, 1997, the Company acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida, for consideration of $1,192,000 in cash, including $92,000 of acquisition costs, and 130,434 shares of non-registered, restricted common stock of the Company valued at approximately $750,000. On July 23, 1997, the Company entered into a Rescission Agreement whereby the merger agreement and all of the transactions contemplated thereunder were rescinded in their entirety effective as of April 30, 1997. Under the Rescission Agreement, at the closing date (i) all of the 130,434 shares of common stock will be returned to the Company and canceled; (ii) the shareholder of ISE will refund to the Company $250,000 in cash; (iii) the shareholder of ISE will deliver to the Company a promissory note in the amount of $350,000 bearing interest at 8.5% to be paid in thirty equal monthly installments commencing in January 1998; (iv) the shareholder of ISE will begin from time to time to make monthly transfers of finished goods inventory to the Company with an aggregate market value of up to $250,000; and
(v) a consulting agreement will be executed by the shareholder of ISE to provide consulting services to the Company through December 31, 2001 for a fee of $250,000, which fee has been prepaid by the Company. The transactions contemplated by the Rescission Agreement are expected to close on August 15, 1997. All costs incurred related to the acquisition and the subsequent rescission have been expensed in the accompanying statements of operations. The $1,100,000 cash payment made to the shareholder of ISE in accordance with the merger agreement has been recorded as receivables and prepaid consulting fees, in accordance with the terms of the Rescission Agreement. The shares of common stock issued in the acquisition and subsequently canceled under the rescission agreement are not included in the common shares used in computing per share amounts.

Income Taxes

           The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the six months ended June 30, 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

Per Share Information

           Net loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, were antidilutive for the six months ended June 30, 1997. No common stock equivalents were outstanding during the six months ended June 30, 1996.

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods to conform to the new method. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded from the calculation. The new requirements do not significantly change the calculation of fully diluted earnings per share. Statement No. 128 is not expected to impact the Company's net loss per share for the six months ended June 30, 1997 and 1996, as no dilutive stock options and warrants were included in those calculations.

Contingencies

           The Company is subject to legal proceedings and claims which arise in the normal course of its business. Management believes that the resolution of such matters will not have a material effect on the Company's financial position or future results of operations.

Debt

           CRI has a line of credit with a commercial bank which does not have a termination date, but which is reviewed annually for renewal. At June 30, 1997, the line permitted borrowings up to $350,000. Borrowings under the line bear interest at a rate which the Company and the bank mutually agree upon and are secured by CRI's accounts receivable. The line prohibits the reduction or depletion of CRI's capital without 30 days prior written notice to the bank. At June 30, 1997, $320,000 was outstanding under the line at an interest rate of 9.5%.

           ARS has a line of credit with a bank which provides for aggregate borrowings up to $475,000 based on the value of ARS's accounts receivable and inventory; bears interest at the bank's prime rate plus 1%; matures on June 1, 1998; and is collateralized by ARS's accounts receivable and inventory. ARS had outstanding borrowings of $185,000 bearing interest at 9.5% at June 30, 1997. The line requires ARS to maintain certain financial covenants with which ARS was in compliance at June 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

           Smyth has available a $1 million line of credit with a commercial bank which bears interest at the bank's base lending rate plus 0.5%. Borrowings under the line are collateralized by the assets of Smyth and are payable on demand. At June 30, 1997, $200,000 was outstanding under the line at an interest rate of 9%. The line requires Smyth to maintain certain financial covenants with which Smyth was in compliance at June 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

Subsequent Events

           On August 5, 1997, the Company acquired all of the outstanding common stock of Pacific Cash Register and Computer, Inc. (PCR), a POS dealer with operations in Northern California. As consideration for the merger, the shareholders of PCR received cash of $152,000; 55,417 shares of non-registered, restricted common stock of the Company valued at approximately $166,000 at the acquisition date (the Restricted Stock); and 19,583 additional shares of non-registered, restricted common stock of the Company valued at approximately $59,000 at the acquisition date (the Additional Shares). The retention by the former shareholders of PCR of the Additional Shares is contingent upon PCR achieving a specified level of pre-tax earnings, as defined, for the fiscal year ended December 31, 1997. To the extent that PCR's pre-tax earnings are less than the specified level, then a proportional amount of the Additional Shares will be returned to the Company and canceled. In addition, at the closing date 25,000 shares of the Restricted Stock valued at approximately $75,000 (the Escrow Shares) were retained in escrow subject to the final determination of PCR's net worth at the closing date. A proportionate amount of the Escrow Shares will be returned to the Company if PCR's net worth at the closing date is less than $107,000.

           Effective July 22, 1997, CRI increased the borrowing availability under its line of credit facility to $600,000 at an interest rate of prime plus 1% and the Company executed a guarantee of borrowings outstanding under the line.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

           The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors That May Affect Future Results," below.

OVERVIEW

           The Company was formed on April 3, 1996 to establish a national network of full service retail automation solution providers. As of June 30, 1997, the Company has acquired five subsidiaries (three "hubs" and two "spokes") that sell, install and maintain point-of-sale (POS) systems and turnkey retail automation (VAR) systems. The Company changed its name to Bristol Retail Solutions, Inc. in July 1997. The Company's former name was Bristol Technology Systems, Inc.

           The following discussion and analysis of the results of operations relates to 1) the consolidated financial statements of the Company as of and for the three- and six-month periods ended June 30, 1997 and 2) the stand-alone statements of operations and cash flows of CRI for the three- and six-month periods ended June 30, 1996. Because the consolidated results of operations of the Company for the three- and six-month periods ended June 30, 1997 include the results of the Company and its wholly-owned subsidiaries, whereas the results of operations of CRI for the three- and six-month periods ended June 30, 1996 include only the results of CRI, the results of operations for the three- and six-month periods ended June 30, 1997 and June 30, 1996 are not comparable. Accordingly, the discussion of the results of operations stated below does not compare the three- and six-month periods ended June 30, 1997 and June 30, 1996, but instead discusses each period separately. The discussion and analysis of financial condition relates to the consolidated balance sheet of the Company at June 30, 1997. No statement of operations for the Company has been presented for the period from inception (April 3, 1996) to June 30, 1996 because all costs incurred by the Company during that period, except for salaries of $31,250 that were expensed, were incurred in connection with the acquisition of CRI and were included as part of the CRI purchase price.


RESULTS OF OPERATIONS OF THE COMPANY

           Three- and Six-month Periods Ending June 30, 1997

           Net revenue

           The Company's net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Net revenue for the quarter ended June 30, 1997 was $4,584,000 and was comprised of net revenue from the Company's wholly-owned subsidiaries CRI, ARS and MicroData for the entire quarter and Smyth and EBM from the date of their respective acquisitions (see Notes to Consolidated Financial Statements, Acquisitions). Net revenue for the quarter ended June 30, 1997 was comprised of $3,092,000, or 67%, of Systems Revenue and $1,492,000, or 33%, of Service Revenue. Net revenue for the six months ended June 30, 1997 was $7,245,000 and was comprised of net revenue from the Company's wholly-owned subsidiaries CRI and ARS for the entire six-month period and MicroData, Smyth and EBM from the date of their respective acquisitions. Net revenue for the six months ended June 30, 1997 was comprised of $4,841,000, or 67%, of Systems Revenue and $2,404,000, or 33%, of Service Revenue. This compares to a composition of net revenue for the period from inception (April 3, 1996) to December 31, 1996 of 74% Systems Revenue and 26% Service Revenue, which is comprised solely of revenues of CRI. The mix of revenue changed during the first six months of 1997 due to a decline in systems sales to Seed Restaurant Group, CRI's largest customer during 1996; due to an increase in Service Revenue derived from additional maintenance contracts obtained as a result of a high volume of systems sold by CRI during the last half of 1996; and due to different revenue mixes at ARS and at the subsidiaries acquired in 1997.

           No customer accounted for more than 10% of sales for the three- and six-month periods ended June 30, 1997. Sales of products from the Company's three main hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 25% and 47% of net revenue for the three- and six-month periods ended June 30, 1997. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms. A change in the Company's relationships with these principal vendors could have a material adverse effect on the Company's financial condition and results of operations.

           Gross Margin

           Gross margin for the quarter ended June 30, 1997 was 30% and was comprised of gross margin for Systems Revenue of 32% and gross margin for Service Revenue of 27%. Gross margin for the six months ended June 30, 1997 was 30% and was comprised of gross margin for Systems Revenue of 32% and gross margin for Service Revenue of 26%. This compares to gross margin for the period from inception (April 3, 1996) to December 31, 1996 of 32%, which is comprised solely of gross margin of CRI. Gross margins have decreased slightly in 1997 due primarily to lower margins realized at ARS and at the subsidiaries acquired in 1997.

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses for the quarter ended June 30, 1997 were $2,113,000, or 46% of net revenue. Six-month selling, general and administrative expenses were $3,398,000, or 47% of net revenue. Selling, general and administrative expenses increased during the quarter due to planned staffing additions at corporate headquarters needed to integrate acquired companies and to support future growth.

           Research and Development Costs

           Research and development costs were $72,000 during the three- and six-month periods ended June 30, 1997 and consist primarily of internal costs to develop proprietary software incurred at the Company's wholly-owned subsidiary Smyth, which was acquired on May 29, 1997. The Company's policy is to expense such costs until technological feasibility is established.

           Interest Income and Interest Expense

           Interest income of $45,000 and $109,000 for the three- and six-month periods ended June 30, 1997, respectively, was derived primarily from interest earned on the investment of the Company's proceeds from its initial public offering. The proceeds are invested in a short-term, interest-bearing money market fund.

           Interest expense of $20,000 and $32,000 for the three- and six-month periods ended June 30, 1997, respectively, consisted primarily of interest on outstanding balances on the Company's lines of credit.

           Income Tax Provision

           The Company recorded an effective income tax provision of 0% for the three- and six-month periods ended June 30, 1997. Income tax expense consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

RESULTS OF OPERATIONS OF CRI

           Three- and Six-Month Periods Ended June 30, 1996

           Net revenue

           Net revenue for the quarter ended June 30, 1996 was $2,252,000, comprised of $1,723,000, or 76%, of Systems Revenue and $529,000, or 24%, of Service Revenue. Net revenue for the six months ended June 30, 1996 was $4,018,000, comprised of $3,019,000, or 75%, of Systems Revenue and $999,000, or
25%, of Service Revenue.

           CRI's largest customer, Seed Restaurant Group, accounted for approximately 54% and 49% of net revenue, respectively, for the three- and six-month periods ended June 30, 1996. No other customer accounted for more than 10% of CRI's net revenue for the three- and six-month periods ended June 30, 1996. Sales of products from CRI's two main hardware vendors, ERC and NCR, accounted for approximately 53% and 51% of net revenue, respectively, for the three- and six-month periods ended June 30, 1996.

           Gross Margin

           Gross margin for the quarter ended June 30, 1996 was $739,000, or 33%, and was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 40%. Gross margin for the six months ended June 30, 1996 was $1,235,000, or 31%, and was comprised of gross margin for Systems Revenue of 29% and gross margin for Service Revenue of 37%.

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses for the quarter ended June 30, 1996 were $645,000, or 29% of net revenue. Six-month selling, general and administrative expenses were $1,173,000, or 29% of net revenue.

           Write-off of Cash Surrender Value of Officers' Life Insurance

           The write-off of the cash surrender value of officers' life insurance in the quarter ended June 30, 1996 represents amounts written off because the ownership of the life insurance policies was transferred to former owners and a former director of CRI in contemplation of the acquisition of CRI by the Company.

           Income Tax Benefit

           CRI recorded an effective income tax provision of 35% for the quarter ended June 30, 1996 and an effective income tax benefit of 35% for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

           The Company had cash and cash equivalents of $766,000 and working capital of $2,011,000 at June 30, 1997, compared to cash and cash equivalents of $5,476,000 and working capital of $6,164,000 at December 31, 1996. During the six months ended June 30, 1997, the Company utilized $942,000 for operations; utilized $85,000 for the purchase of property and equipment and utilized $2,808,000 for the acquisitions of MicroData, Smyth and EBM; and utilized $25,000 for financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the purchase of treasury stock. In addition, the Company utilized $850,000 during the period for an acquisition which was later rescinded. These funds are recorded as receivables at June 30, 1997 and will be returned to the Company as provided in the Rescission Agreement (see Notes to Consolidated Financial Statements - Acquisitions).

           CRI has a line of credit with a commercial bank which does not have a termination date, but which is reviewed annually for renewal. At June 30, 1997, the line permitted borrowings up to $350,000. Borrowings under the line bear interest at a rate which the Company and the bank mutually agree upon and are secured by CRI's accounts receivable. The line prohibits the reduction or depletion of CRI's capital without 30 days prior written notice to the bank. At June 30, 1997, $320,000 was outstanding under the line at an interest rate of 9.5%. Effective July 22, 1997, CRI increased the borrowing availability under its line of credit to $600,000 at an interest rate of prime plus 1% and the Company executed a guarantee of borrowings outstanding under the line.

           ARS has a line of credit with a bank which provides for aggregate borrowings up to $475,000 based on the value of ARS's accounts receivable and inventory; bears interest at the bank's prime rate plus 1%; matures on June 1, 1998; and is collateralized by ARS's accounts receivable and inventory. ARS had outstanding borrowings of $185,000 bearing interest at 9.5% at June 30, 1997. The line requires ARS to maintain certain financial covenants with which ARS was in compliance at June 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

           Smyth has available a $1 million line of credit with a commercial bank which bears interest at the bank's base lending rate plus 0.5%. Borrowings under the line are collateralized by the assets of Smyth and are payable on demand. At June 30, 1997, $200,000 was outstanding under the line at an interest rate of 9%. The line requires Smyth to maintain certain financial covenants with which Smyth was in compliance at June 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

           On April 1, 1997, the Company, though its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData, a POS dealer with operations in Illinois and Kentucky, for consideration of $98,000 in cash, including $19,000 of acquisition costs, and 11,415 shares of non-registered, restricted common stock of the Company valued at approximately $136,000.
The transaction was recorded under the purchase method of accounting.

           On May 29, 1997, the Company acquired Smyth for consideration of $2,369,000 in cash, including $20,000 of acquisition costs, and 569,408 shares of non-registered, restricted common stock of the Company valued at approximately $2,064,000. Smyth operates through two divisions which (i) provide VAR systems to customers throughout the United States and (ii) provide POS systems to customers in Southern California and Ohio. The transaction was recorded under the purchase method of accounting.

           On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired EBM, a POS dealer with operations in Indiana and Kentucky, for consideration of $452,000 in cash, including $52,000 of acquisition costs, and 139,682 shares of non-registered, restricted common stock of the Company valued at approximately $550,000. In addition, seventy-five (75) days following the closing date additional consideration of $21,000 in cash and 7,351 shares of non-registered, restricted common stock of the Company valued at approximately $29,000 will be paid to the shareholder of EBM. The transaction was recorded under the purchase method of accounting.

           On August 5, 1997, the Company acquired all of the outstanding common stock of PCR, a POS dealer with operations in Northern California. As consideration for the merger, the shareholders of PCR received cash of $152,000; 55,417 shares of non-registered, restricted common stock of the Company valued at approximately $166,000 at the acquisition date (the Restricted Stock); and 19,583 additional shares of non-registered, restricted common stock of the Company valued at approximately $59,000 at the acquisition date (the Additional Shares). The retention by the former shareholders of PCR of the Additional Shares is contingent upon PCR achieving a specified level of pre-tax earnings, as defined, for the fiscal year ended December 31, 1997. To the extent that PCR's pre-tax earnings are less than the specified level, then a proportional amount of the Additional Shares will be returned to the Company and canceled. In addition, at the closing date 25,000 shares of the Restricted Stock valued at approximately $75,000 (the Escrow Shares) were retained in escrow subject to the final determination of PCR's net worth at the closing date. A proportionate amount of the Escrow Shares will be returned to the Company if PCR's net worth at the closing date is less than $107,000. The transaction will be recorded under the purchase method of accounting.

           The Company is currently engaged in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company other than the agreement with PCR discussed above.

           The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under its various credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1997. However, the Company intends to identify, evaluate and acquire additional retail automation solution businesses during the remainder of the calendar year. These acquisitions are expected to be funded through a combination of cash and common stock and may necessitate additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will require additional financing in order to continue this acquisition program. The Company is currently in the process of obtaining additional debt financing in order to meet its anticipated acquisition financial requirements during the remainder of fiscal 1997. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's strategic plan and the achievement of sustained profitable operations.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

           The Company's business can be subject to seasonal influences. The POS dealers which the Company has acquired to date have typically had lower net revenues in the first quarter of the fiscal year primarily due to the lower level of new store openings by customers during January through March. As the Company grows through acquisition, this pattern of seasonality may or may not continue.

           Quarterly results in the future may be materially affected by the timing and magnitude of acquisitions, the timing and magnitude of costs related to such acquisitions, the timing and extent of staffing additions at corporate headquarters necessary to integrate acquired companies and support future growth and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

           This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations and involve a number of risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Factors that may materially affect revenues, expenses and operating results include, without limitation, the success of the Company's operating subsidiaries; the impact of the Company's acquisition strategy and the Company's ability to successfully integrate and manage the acquired subsidiaries; the ability of the Company to obtain future financing on acceptable terms; and subsequent changes in business strategy or plan.

           The forward-looking statements included herein are based on current assumptions that the Company will continue to sell and install products on a timely basis; that the Company will continue to sell maintenance contracts to service its installed base; that the Company will successfully implement its acquisition strategy; that competitive conditions within the Company's market will not change materially or adversely; that demand for the Company's products and services will remain strong; that the Company will retain existing key management personnel; that inventory risks due to shifts in market demand will be minimized; that the Company's forecasts will accurately anticipate market demand; that the Company will be able to obtain future financing on acceptable terms when needed; that the Company will be able to maintain key vendor relationships; and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect the Company's business, financial condition and results of operations. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its acquisition strategy, marketing, capital expenditure, or other budgets, which may in turn affect the Company's business, financial condition and results of operations. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

           Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect the Company's business, financial condition and results of operations and therefore should be considered.

           Limited Operating History. The Company was founded in April 1996 and, prior to the acquisition of CRI in June 1996, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that the Company will be able to implement successfully its strategic plan, to generate sufficient revenue to meet its expenses or to achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Risks Related to the Company's Acquisition Strategy. The Company has an aggressive acquisition strategy that is expected to involve the acquisition of a significant number of additional retail automation solution providers. From its inception through August 5, 1997, the Company has completed three "hub" acquisitions and three "spoke" acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's business, results of operations and financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available to the Company or that financing for acquisitions will be obtainable on terms acceptable to the Company, if at all.

           There can be no assurance that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management and administration. Such costs and expenditures may materially affect the Company's financial condition and results of operations in fiscal quarters immediately following a material acquisition and, further, there can be no assurance that such strategies will ultimately result in cost reductions. In addition, there can be no assurance that the pace of the Company's acquisitions will not adversely affect the Company's efforts to implement its cost-savings and integration strategies and to manage its acquisitions profitability. Likewise, delays in implementing planned integration strategies and activities also could adversely affect the Company's quarterly earnings. The Company may acquire certain businesses that have either been unprofitable or that have had inconsistent profitability prior to their acquisition. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy. If the Company is unable to implement successfully its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations and financial condition.

           Need for Additional Financing to Implement Acquisition Strategy. The Company has financed its prior acquisitions, and intends to finance future acquisitions, by using cash and shares of common stock. The Company will need to obtain additional cash through future debt or equity financing in order to continue its acquisition program. There can be no assurance that the Company will be able to obtain such financing when it is needed or that any such financing will be available on terms the Company deems acceptable, if at all. In addition, there can be no assurance that the Company will be able to continue to finance acquisitions by using shares of common stock. For example, if the price of a share of the Company's common stock declines for a prolonged period, the owners of potential acquisition targets may not be willing to receive shares of common stock in exchange for their businesses, thereby adversely affecting the pace of the Company's acquisition program. Such an effect on the pace of the Company's acquisition program could further reduce the price of a share of common stock, to the further detriment of the Company's acquisition strategy.

           Consideration for Acquired Companies Exceeds Asset Value. Valuations of the companies acquired by the Company have not been undertaken based on independent appraisals, but have been determined through arm's-length negotiations between the Company and representatives of such companies. The consideration for each such company has been based primarily on the judgment of management as to the value of such company as a going concern and not on the book value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets may have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Moreover, the Company has incurred and expects to incur significant amortization charges resulting from consideration paid in excess of the book value of the assets of the companies acquired and companies which may be acquired in the future.

           Substantial Competition. The automated retail solutions industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographical location of dealers. The Company primarily competes with independent automated retail solution providers and some of these providers are currently larger and have greater financial resources than the Company. In addition, there are original equipment manufacturers of automated retail solution equipment that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, competing automated retail solution providers may seek growth through consolidation through and with entities other than the Company. Furthermore, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations and financial condition.

           Substantial Fluctuations in Future Operating Results. The Company may experience substantial fluctuations in its annual and quarterly operating results in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of a automation retail solution system. The changing of such delivery dates is beyond the Company's control. Quarterly sales and operating results therefore depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

           Dependence on Manufacturers. A substantial part of the Company's net revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with equipment manufacturers and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. During the six months ended June 30, 1997, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 25% and 47% of net revenue for the three- and six-month periods ended June 30, 1997, respectively. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms. While the Company does not foresee why any of these relationships will not continue in the future, there can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future through alternative sources. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business.

           Fixed Fee Contracts. Many of the Company's service contracts are fixed fee contracts pursuant to which the customer pays a specified fee for the Company's performance of all necessary maintenance and remedial services during the contract's term. Under these agreements, the Company is responsible for all costs incurred in maintaining and repairing the equipment, including the cost of replacement parts, regardless of actual costs incurred. Accordingly, the Company can incur losses from fixed fee contracts if the actual cost of maintaining or repairing the equipment exceeds the costs estimated by the Company.

           Potential Inability to Market Newly Developed Products. The technology of POS systems, ECRs, VARs and related equipment is changing rapidly. There can be no assurance that the Company's existing POS and ECR manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment. The Company's Smyth subsidiary operates in the VAR solutions segment, wherein it develops customized turnkey retail automation solutions, consisting of both hardware and software. There can be no assurance that Smyth will be able to develop commercially viable and technologically advanced VAR solutions at competitive prices.

           Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances which could be located on, in or under such property. These laws and regulations often impose liability whether or not the owner or operator knew of or was responsible for the presence of the hazardous or toxic substances. The costs for any required remedy or removal of these substances could be substantial, and the liability as to any property is generally not limited under these laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate these substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In connection with the ownership or operation of its acquired companies, the Company could be liable for these and other related costs.

           Reliance on Key Personnel. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers. In particular, the Company's operations are dependent on a great degree on the continued efforts of Chief Executive Officer Richard H. Walker. Furthermore, the Company will likely be dependent on the senior management of companies that are acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition. The Company is a party to employment agreements with Mr. Walker, as well as with Executive Vice President Paul Spindler and Maurice R. Johnson, President of CRI. Each of the agreements with Messrs. Walker, Spindler and Johnson terminate in the year 2001, unless terminated earlier pursuant to the agreements, and each contains confidentiality and/or noncompetition provisions therein. The Company is the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Walker for a term of one year; there can be no assurance that the Company will maintain the policy in effect or that the coverage will be sufficient to compensate the Company for the loss of the services of Mr. Walker.

           Anti-Takeover Effects of Certain Charter and Bylaw Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. For example, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which impose certain limitations on business combinations with interested stockholders upon acquiring 15% or more of the Common Stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company, even if such event would be beneficial to the then-existing stockholders. In addition, the Company's Certificate of Incorporation authorizes the issuance of up to 4,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of preferred stock could have the effect of entrenching the Company's Board of Directors and making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company currently has no plans, arrangements or understanding to issue shares of preferred stock.

           Volatility of Stock Price. The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of the particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock has been and may continue to be highly volatile. Factors such as possible fluctuations in the Company's business, results of operations or financial condition, failure of the Company to meet expectations of security analysts and investors, announcements of new acquisitions, the timing and size of acquisitions, the loss of suppliers or customers, the announcement of new or terminated supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its suppliers, the loss of the services of a member of senior management, litigation and changes in general market conditions all could have a material adverse affect on the market price of the Company's common stock.

           Maintenance Criteria for Nasdaq; Risks of Low-Priced Securities. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have total tangible assets of at least $2,000,000, total stockholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $200,000, at least 300 stockholders, a minimum bid price of $1.00 per share and at least two market makers. The Nasdaq Stock Market, Inc. has proposed certain changes to the maintenance criteria for listing eligibility on the Nasdaq SmallCap Market. The proposed maintenance standards would require at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1 million in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the current maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

           Indemnification and Limitation of Liability. The Company's Certificate of Incorporation and Bylaws include provisions that eliminate the directors' personal liability for monetary damages to the fullest extent possible under Delaware Law or other applicable law (the Director Liability Provision). The Directory Liability Provision eliminates the liability of directors to the Company and its stockholders for monetary damages arising out of any violation by a director of his fiduciary duty of due care. Under Delaware Law, however, the Director Liability Provision does not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases or redemptions of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. The Director Liability Provision also does not affect a director's liability under the federal securities laws or the recovery of damages by third parties.

           Absence of Dividends. The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. In addition, line of credit agreements entered into by the Company's subsidiaries contain certain provisions which restrict the paying of dividends without the prior consent of the lender.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

       The following is a summary of transactions by the Company during the three months ended June 30, 1997, involving sales of the Company's Securities that were not registered under the Securities Act.

         (1) On April 1, 1997, the Company issued 11,415 shares of Common Stock to the former shareholders of MicroData, Inc., as partial consideration paid in connection with the acquisition of the outstanding shares of MicroData, Inc. by Cash Registers, Incorporated ("CRI"), a wholly-owned subsidiary of the Company.

         (2) On May 29, 1997, the Company issued 569,408 shares of Common Stock to the former shareholders of Smyth Systems, Inc., as partial consideration paid in connection with the acquisition of the outstanding shares of Smyth Systems, Inc. by the Company.

         (3) On June 6, 1997, the Company issued 139,682 shares of Common Stock to the former shareholders of Electronic Business Machines, Inc., as partial consideration paid in connection with the acquisition of the outstanding shares of Electronic Business Machines, Inc. by CRI.

       Exemption from the registration requirements of the Securities Act for the transactions described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting fees or broker's commissions were paid in connection with the foregoing transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of the Company's stockholders was held on May 20, 1997 in Irvine, California. Matters submitted to a vote of security holders were as follows:

         (1) The election of the following six directors to hold office until the next annual meeting and until their successors are elected and duly qualified:

                             Director            For               Withheld
                     ---------------------  -------------        -----------
                     Richard H. Walker        4,004,593              46,700
                     Paul Spindler            4,004,593              46,700
                     Lawrence Cohen           4,004,593              46,700
                     Maurice R. Johnson       4,004,593              46,700
                     Dr. Jack Borsting        4,004,593              46,700
                     Dr. Thomas Lutri         4,004,593              46,700

                  Immediately following the annual meeting, Mr. Johnson resigned as a director of the Company and the Board of Directors voted to reduce the number of directors from six to five.

         (2) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997.

                                 In Favor             3,990,643
                                 Opposed                 37,300
                                 Abstentions             23,350

         (3) The approval of the amendment of the Company's 1996 Equity Participation Plan to increase the number of shares authorized to be issued under the Plan to 2,450,000 shares from 450,000 shares.

                                 In Favor              2,710,782
                                 Opposed                 102,597
                                 Abstentions              18,150
                                 Broker Non-Votes      1,219,764

         (4)      The approval of the Company's 1997 Employee Stock Purchase
                  Plan.

                                 In Favor              2,729,542
                                 Opposed                  70,167
                                 Abstentions              34,450
                                 Broker Non-Votes      1,217,134

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

                  (a)      Exhibits

                           10.27 Agreement and Plan of Merger by and among Bristol Technology Systems, Inc., Bristol Merger Corp., International Systems & Electronics Corporation and Pedro Penton (Incorporated by reference to Exhibit 10.27 of the Company's Form 8-K dated May 9, 1997 as filed with the Securities and Exchange Commission on May 23, 1997, File No. 0-21633). On July 23, 1997, this agreement was rescinded effective as of April 30, 1997.

                           10.28+ Employment Agreement to be effective as of May 1, 1997 by and between Pedro Penton and International Systems & Electronics Corporation (Incorporated by reference to
                                    Exhibit 10.28 of the Company's Form 8-K
                                    dated May 9, 1997 as filed with the
                                    Securities and Exchange Commission on May
                                    23, 1997, File No. 0-21633). On July 23,
                                    1997, this agreement was rescinded effective as of April 30, 1997.

                           10.29 Agreement and Plan of Reorganization by and among Bristol Technology Systems, Inc., Smyth Systems, Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated May 29, 1997 as filed with the Securities and Exchange Commission on June 12, 1997, File No. 0-21633).

                           10.30 Second Amendment to Agreement and Plan of Reorganization (Incorporated by reference to
                                    Exhibit 10.30 of the Company's Form 8-K
                                    dated May 29, 1997 as filed with the
                                    Securities and Exchange Commission on June
                                    12, 1997, File No. 0-21633).

                           10.31+   Employment Agreement by and between Robert
                                    T. Smyth and Smyth Systems, Inc. and First
                                    Amendment to Employment Agreement
                                    (Incorporated by reference to Exhibit 10.31
                                    of the Company's Form 8-K dated May 29, 1997 as filed with the Securities and Exchange Commission on June 12, 1997, File No. 0-21633).

                           10.32+ Employment Agreement by and between Larry D. Smyth and Smyth Systems, Inc. and First Amendment to Employment Agreement (Incorporated by reference to Exhibit 10.32 of the Company's Form 8-K dated May 29, 1997 as filed with the Securities and Exchange Commission on June 12, 1997, File No. 0-21633).

                           10.33+   Employment Agreement by and between William
                                    A. Smyth and Smyth Systems, Inc. and First
                                    Amendment to Employment Agreement
                                    (Incorporated by reference to Exhibit 10.33
                                    of the Company's Form 8-K dated May 29, 1997 as filed with the Securities and Exchange Commission on June 12, 1997, File No. 0-21633).

                           10.34 Agreement and Plan of Merger by and among Bristol Technology Systems, Inc., Cash Registers, Inc., Floyd Shirrell and Electronic Business Machines, Inc. (Incorporated by reference to Exhibit 10.34 of the Company's Form 8-K dated June 6, 1997 as filed with the Securities and Exchange Commission on June 20, 1997, File No. 0-21633).

                           10.35 First Amendment to Agreement and Plan of Merger by and among Bristol Technology Systems, Inc., Cash Registers, Inc., Floyd Shirrell and Electronic Business Machines, Inc. (Incorporated by reference to Exhibit
                                    10.35 of the Company's Form 8-K dated June
                                    6, 1997 as filed with the Securities and Exchange Commission on June 20, 1997, File No. 0-21633).

                           10.36+ Independent Contractor Agreement by and between Bristol Technology Systems, Inc., Cash Registers, Inc. and Floyd Shirrell (Incorporated by reference to Exhibit 10.36 of the Company's Form 8-K dated June 6, 1997 as filed with the Securities and Exchange Commission on June 20, 1997, File No. 0-21633).

                           10.37+ Amendment to the 1996 Equity Participation Plan of Bristol Technology Systems, Inc. (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement Pursuant to Section 14(a) as filed with the Securities and Exchange Commission on April 14, 1997, File No. 0-21633).

                           10.38 Bristol Technology Systems, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Company's Definitive Proxy Statement Pursuant to
                                    Section 14(a) as filed with the Securities and Exchange Commission on April 14, 1997, File No. 0-21633).

                           10.39* Business Loan Agreement and Promissory Note by and between Smyth Systems, Inc. and United National Bank & Trust Co. dated June 2, 1997.

                           10.40* Borrowing Agreement by and between Automated Retail Systems, Inc. and Seafirst Bank dated June 3, 1997.

                           10.41* Agreement and Plan of Merger by and among Bristol Technology Systems, Inc., Pacific Merger Corp., Pacific Cash Register and Computer, Inc., Robert Freaney and Abbass Barzgar dated June 27, 1997.

                           10.42* Rescission Agreement by and among Bristol Retail Solutions, Inc. (formerly known as Bristol Technology Systems, Inc.), International Systems & Electronics Corporation and Pedro Penton dated July 23, 1997.

                           10.43* Closing Agreement by and among Bristol Retail Solutions, Inc. (formerly, Bristol Technology Systems, Inc.), Pacific Merger Corp., Pacific Cash Register and Computer, Inc., Robert Freaney and Abbass Barzgar dated August 4, 1997.

                           11*      Calculation of Earnings per Share

                           27*      Financial Data Schedule

                           * Filed herewith.

                           + Indicates a management contract or compensatory plan or arrangement.

                  (b)      Reports on Form 8 - K

                           During the three months ended June 30, 1997, the Company filed the following Current Reports on Form 8-K:

                           Form 8-K dated April 3, 1997 filed with the
                           Commission on April 17, 1997 reporting information under Items 5 and 7.

                           Form 8 - K dated May 9, 1997 filed with the
                           Commission on May 23, 1997 reporting information under Items 2 and 7.

                           Form 8 - K dated May 22, 1997 filed with the
                           Commission on May 29, 1997 reporting information under Item 5.

                           Form 8-K dated May 29, 1997 filed with the Commission on June 12, 1997 reporting information under Items 2 and 7.

                           Form 8-K dated June 6, 1997 filed with the Commission on June 20, 1997 reporting information under Items 2 and 7.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Bristol Retail Solutions, Inc.
                               ------------------------------------------
                               (Registrant)


     August 13, 1997           By: /s/ ROGER T. MONACO
---------------------------    ------------------------------------------
         Date                  Roger T. Monaco
                               Senior Vice President and Chief Financial Officer
                               (Principal financial and accounting officer)