Form 10QSB
period 1997-09-30
BRISTOL RETAIL SOLUTIONS INC
filed 1997-11-14
CIK 1016657

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------     ----------------


                         Commission File Number: 0-21633


                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                                     58-2235556
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                       Identification No.)


5000 Birch Street, Suite 205, Newport Beach, California        92660
  (Address of principal executive offices)                   (Zip code)


                                 (714) 475-0800
                (Issuer's telephone number, including area code)


                                 Not Applicable
              (Former Name, former address and former fiscal year,
                         if changed since last report)

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

      Common Stock, $.001 par value - 5,528,927 shares as of October 31, 1997 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of October 31, 1997

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index


Part I -- FINANCIAL INFORMATION                                                            Page
          Item 1. Financial Statements (Unaudited)

                   Consolidated Balance Sheet as of September 30, 1997                       3

                   Consolidated Statements of Operations for the three
                   months ended September 30, 1997 and 1996                                  4

                   Consolidated Statements of Operations for the nine months ended           5
                   September 30, 1997 and for the period from inception (April 3,
                   1996) to September 30, 1996

                   Consolidated Statements of Cash Flows for the nine months ended          6-7
                   September 30, 1997 and for the period from inception (April 3,
                   1996) to September 30, 1996

                   Notes to Consolidated Financial Statements                              8-11

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  12-18

Part II --- OTHER INFORMATION

          Item 1.  Legal Proceedings                                                        19
          Item 2.  Changes in Securities and Use of Proceeds                                19
          Item 6.  Exhibits and Reports on Form 8-K                                         20

Signature                                                                                   21


                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1997

                                         ASSETS
Current assets
      Cash and cash equivalents                                                    $    467,846
      Accounts receivable, net of allowance for doubtful accounts of $214,175         3,408,554
      Inventories                                                                     3,646,748
      Prepaid expenses and other current assets                                         528,633
      Current portion of note receivable                                                107,806
      Amounts due from related parties                                                   60,051
                                                                                   ------------
           Total current assets                                                       8,219,638

Property and equipment, at cost:
      Furniture and equipment                                                           630,200
      Automobiles                                                                       202,806
      Leasehold improvements                                                            106,018
                                                                                   ------------
                                                                                        939,024
      Accumulated depreciation and amortization                                        (157,801)
                                                                                   ------------
           Property and equipment, net                                                  781,223
Intangible assets, net of accumulated amortization of $141,535                        6,092,720
Note receivable - noncurrent portion                                                    333,358
Other assets                                                                            732,466
                                                                                   ------------
           Total assets                                                            $ 16,159,405
                                                                                   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                        $    961,411
      Accounts payable                                                                1,967,814
      Accrued salaries, wages and related benefits                                      794,157
      Accrued expenses                                                                  406,664
      Deferred revenue                                                                1,646,268
      Customer advances                                                                 519,671
      Current portion of capital lease obligations                                       21,249
      Current portion of long-term debt                                                  43,839
                                                                                   ------------
           Total current liabilities                                                  6,361,073
Capital lease obligations - noncurrent portion                                           24,318
Long-term debt                                                                           16,976
Other long-term liabilities                                                              57,998
Commitments and contingencies
Stockholders' equity
       Preferred stock, $.001 par value:
           4,000,000 shares authorized                                                       --
           None issued and outstanding
       Common stock, $.001 par value:
           20,000,000 shares authorized
           5,528,927 shares issued and outstanding                                        5,529
      Additional paid-in capital                                                     11,228,964
      Accumulated deficit                                                            (1,510,828)
                                                                                   ------------
                                                                                      9,723,665
      Less 5,000 shares of treasury stock, at cost                                      (24,625)
                                                                                   ------------

           Total stockholders' equity                                                 9,699,040
                                                                                   ------------

           Total liabilities and stockholders' equity                              $ 16,159,405
                                                                                   ============

See accompanying notes to financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     1997             1996
                                                  ----------       ----------
Revenue:
       System sales and installation              $4,568,572       $1,582,736
       Service and supplies sales                  2,552,585          537,002
                                                  ----------       ----------

Net revenue                                        7,121,157        2,119,738
Cost of revenue:
       System sales and installation               2,819,210        1,079,727
       Service and supplies sales                  1,742,418          334,516
                                                  ----------       ----------

Total cost of revenue                              4,561,628        1,414,243
                                                  ----------       ----------

Gross margin                                       2,559,529          705,495

Selling, general and administrative expenses       2,574,024          670,949
Research and development costs                       163,534               --
                                                  ----------       ----------

Total operating expenses                           2,737,558          670,949
                                                  ----------       ----------

Operating income (loss)                             (178,029)          34,546
Other (income) expense:
       Interest income                               (15,540)          (5,699)
       Interest expense                               32,050           25,679
                                                  ----------       ----------

Total other expense                                   16,510           19,980
                                                  ----------       ----------

Income (loss) before income taxes                   (194,539)          14,566
Provision for income tax                               1,450               --
                                                  ----------       ----------

Net income (loss)                                 $ (195,989)      $   14,566
                                                  ==========       ==========

Net income (loss) per share                       $    (0.04)      $    0.004
                                                  ==========       ==========

Weighted average common shares                     5,503,929        3,250,000
                                                  ==========       ==========

See accompanying notes to financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Nine Months         Inception
                                                      Ended       (April 3, 1996) to
                                                  September 30,      September 30,
                                                      1997                1996
                                                  ------------    ------------------
Revenue:
       System sales and installation              $  9,409,550       $  1,582,736
       Service and supplies sales                    4,956,326            537,002
                                                  ------------       ------------

Net revenue                                         14,365,876          2,119,738
Cost of revenue:
       Cost of system sales and installation         6,098,678          1,079,727
       Cost of service and supplies sales            3,521,376            334,516
                                                  ------------       ------------

Total cost of revenue                                9,620,054          1,414,243
                                                  ------------       ------------

Gross margin                                         4,745,822            705,495

Selling, general and administrative expenses         5,971,986            702,199
Research and development costs                         235,636                 --
                                                  ------------       ------------

Total operating expenses                             6,207,622            702,199
                                                  ------------       ------------

Operating income (loss)                             (1,461,800)             3,296
Other (income) expense:
       Investment income                              (124,473)            (5,699)
       Interest expense                                 64,376             25,679
                                                  ------------       ------------

Total other (income) expense                           (60,097)            19,980
                                                  ------------       ------------

Loss before income taxes                            (1,401,703)           (16,684)
Provision for income tax                                 2,500                 --
                                                  ------------       ------------

Net loss                                          $ (1,404,203)      $    (16,684)
                                                  ============       ============

Net loss per share                                $      (0.28)      $     (0.006)
                                                  ============       ============

Weighted average common shares                       5,086,616          2,954,355
                                                  ============       ============

See accompanying notes to financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Inception
                                                             Nine Months Ended  (April 3, 1996) to
                                                               September 30,       September 30,
                                                                   1997                1996
                                                             ------------------ ------------------
Cash flows from operating activities
     Net loss                                                  $ (1,404,203)        $ (16,684)
     Adjustments to reconcile net loss to net cash and
       cash equivalents used in operating activities,
       net of effect of acquisitions:
       Depreciation                                                 138,677            12,386
       Amortization                                                 213,278             7,356
       Provision for doubtful accounts                               48,946            13,000
       Reserve for excess and obsolete inventories                   43,681                --
       Compensation expense                                           8,021                --
       Deferred income taxes                                             --             3,006
       Changes in operating assets and liabilities
              Accounts receivable                                  (312,200)         (276,702)
              Inventories                                           (92,526)         (307,829)
              Prepaid expenses and other assets                    (423,513)         (271,683)
              Accounts payable                                      (55,884)          364,838
              Other accrued expenses                                134,545           145,012
              Deferred revenue                                      202,168            24,901
              Customer advances                                      81,254           141,426
              Other long-term liabilities                            23,969                --
                                                                -----------       -----------

Net cash and cash equivalents used in operating activities       (1,393,787)         (160,973)

Cash flows from investing activities
       Capital expenditures                                        (173,123)          (65,148)
       Cash paid for acquisitions, net of cash acquired          (3,007,702)         (949,427)
       Receivables from rescinded acquisition                      (600,000)               --
                                                                -----------       -----------

Net cash and cash equivalents used in investing activities       (3,780,825)       (1,014,575)

Cash flows from financing activities
       Net borrowings (repayments) on lines of credit               272,970           (30,022)
       Repayment of note payable to related party                   (47,922)               --
       Repayment of capital lease obligations                       (16,341)           (5,423)
       Repayment of long-term debt                                  (17,298)               --
       Issuance of subordinated notes payable                            --           817,500
       Issuance (repurchase) of common stock                        (24,625)          552,248
                                                                -----------       -----------

Net cash and cash equivalents provided by financing
  activities                                                        166,784         1,334,303

Net increase (decrease) in cash and cash equivalents             (5,007,828)          158,755
Cash and cash equivalents at beginning of period                  5,475,674                --
                                                                -----------       -----------

Cash and cash equivalents at end of period                      $   467,846       $   158,755
                                                                ===========       ===========

Supplemental disclosures of cash flow information:
       Cash paid for interest                                   $    64,376       $     3,151
                                                                ===========       ===========
       Cash paid for income taxes, net                          $    97,959       $     4,000
                                                                ===========       ===========
       Capital lease obligations                                $        --       $    59,608
                                                                ===========       ===========

See accompanying notes to financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Supplemental disclosures of cash flow information (continued):

The Company issued common stock and cash in connection with certain business combinations completed during the nine months ended September 30, 1997 and the period from inception (April 3, 1996) to September 30, 1996. The fair values of the assets acquired and the liabilities assumed at the dates of the respective acquisitions are presented as follows:

                                                                                  Inception
                                                     Nine Months Ended       (April 3, 1996) to
                                                     September 30, 1997      September 30, 1996
                                                     ------------------      ------------------
       Current assets, net of cash acquired              $ 3,534,044             $ 1,771,481
       Property and equipment                                895,255                  69,490
       Long-term assets                                      270,032                      --
       Intangible assets                                   4,522,266                 557,724
       Current liabilities                                (2,888,479)             (1,449,268)
       Long-term debt, net of current portion               (380,563)                     --
                                                         -----------             -----------
          Net assets acquired                            $ 5,952,555             $   949,427
                                                         ===========             ===========

The acquisitions were funded as follows:
       Cash                                              $ 3,007,702             $   949,427
       Common stock                                        2,944,853                      --
                                                         -----------             -----------
                                                         $ 5,952,555             $   949,427
                                                         ===========             ===========

Effective June 1, 1997, the Company transferred certain land, buildings and building improvements acquired as part of the EBM acquisition with a fair value of $381,000 and certain loans aggregating $381,000 assumed as part of the EBM acquisition to the former owner of EBM.


See accompanying notes to financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1997


Organization and Basis of Presentation

         Bristol Retail Solutions, Inc. (the Company, formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. As of September 30, 1997, the Company has acquired six companies (three "hubs" and three "spokes") that sell, install and maintain point-of-sale (POS) systems and turnkey retail automation
(VAR) systems throughout the United States (see Acquisitions). The Company changed its name to Bristol Retail Solutions, Inc. in July 1997.

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

Operations

         The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under its various credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1998. However, the Company intends to identify, evaluate and acquire additional retail automation solution businesses during the remainder of fiscal 1997 and fiscal 1998. These acquisitions are expected to be funded through a combination of cash and common stock and may necessitate additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will require additional financing in order to continue this acquisition program. The Company currently intends to obtain financing through a combination of promissory notes and future issuances of debt or equity securities during the remainder of fiscal 1997 and fiscal 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's strategic plan and the achievement of sustained profitable operations.

Acquisitions

         During the period from inception (April 3, 1996) to December 31, 1996, the Company acquired all of the outstanding common stock of Cash Registers, Incorporated (CRI) and Automated Register Systems, Inc. (ARS) for aggregate cash consideration of $2,058,000, including acquisition costs of $150,000, and 58,154 shares of non-registered, restricted common stock of the Company which were valued at $683,000 at the acquisition date.

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

         On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired Electronic Business Machines, Inc. (EBM), a POS dealer with operations in Indiana and Kentucky, for consideration of $483,000 in cash, including $62,000 of acquisition costs, and 147,033 shares of non-registered, restricted common stock of the Company valued at approximately $579,000. The transaction was recorded under the purchase method of accounting.

         On August 5, 1997, the Company acquired all of the outstanding common stock of Pacific Cash Register and Computer, Inc. (PCR), a POS dealer with operations in Northern California, for consideration of $165,000 in cash, including $13,000 of acquisition costs, and 75,000 shares of non-registered, restricted common stock of the Company valued at approximately $225,000 at the acquisition date. The retention by the former shareholders of PCR of 19,583 of the shares of non-registered, restricted common stock is contingent upon PCR achieving a specified level of pre-tax earnings, as defined, for the fiscal year ended December 31, 1997. To the extent that PCR's pre-tax earnings are less than the specified level, then a proportional amount of the 19,583 shares will be returned to the Company and canceled. The transaction was recorded under the purchase method of accounting.

         The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being amortized over its estimated useful life. The purchase price allocation related to the Smyth and EBM acquisitions is preliminary and may involve the assignment of amounts to specifically identifiable intangible assets other than goodwill which may be amortized over different periods. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company intends to assess the recoverability of goodwill during the fourth quarter in accordance with SFAS No. 121.

         The Company's consolidated statements of operations include the revenues and expenses of CRI, ARS, MicroData and Smyth subsequent to the acquisitions' respective closing dates. Pursuant to the EBM and PCR acquisition agreements, the Company assumed control of EBM's and PCR's operations on May 31, 1997 and July 31, 1997, respectively, and has included the revenues and expenses of EBM and PCR from such dates in its consolidated statements of operations.

         The following presents the unaudited pro forma results of operations of the Company for the nine-month period ended September 30, 1997 and for the period from inception (April 3, 1996) to September 30, 1996 as if the CRI, ARS, Smyth and EBM acquisitions had been consummated on April 3, 1996, and includes certain pro forma adjustments resulting from the acquisitions, including the amortization of goodwill.

                                                                                     Period from inception
                                                              Nine Months Ended       (April 3, 1996) to
                                                              September 30, 1997       September 30, 1996
                                                              ------------------     ---------------------
         Net revenue                                              $ 20,160,000             $ 13,979,000
         Net income (loss)                                        $ (1,546,000)            $    416,000
         Net income (loss) per share                              $      (0.28)            $       0.08
         Shares used in computing net income per share               5,479,298                5,459,049

         The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred on April 3, 1996 or the results which may occur in the future.

         On May 9, 1997, pursuant to a merger agreement dated April 30, 1997, the Company acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida, for consideration of $1,192,000 in cash, including $92,000 of acquisition costs, and 130,434 shares of non-registered, restricted common stock of the Company valued at approximately $750,000. On July 23, 1997, the Company entered into a Rescission Agreement whereby the merger agreement and all of the transactions contemplated thereunder were rescinded in their entirety effective as of April 30, 1997. In accordance with the Rescission Agreement, (i) all of the 130,434 shares of common stock have been returned to the Company and canceled; (ii) the shareholder of ISE has refunded to the Company $250,000 in cash; (iii) the shareholder of ISE has delivered to the Company a promissory note in the amount of $350,000 bearing interest at 8.5% to be paid in thirty equal monthly installments commencing in January 1998; (iv) the shareholder of ISE will from time to time make monthly transfers of finished goods inventory to the Company with an aggregate market value of up to $250,000; and (v) a consulting agreement has been executed by the shareholder of ISE to provide consulting services to the Company through December 31, 2001 for a fee of $250,000, which fee has been prepaid by the Company. All costs incurred related to the acquisition and the subsequent rescission have been expensed in the accompanying statements of operations.

Income Taxes

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the nine months ended September 30, 1997 and the period from inception (April 3, 1996) to September 30, 1996, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

Per Share Information

         Net loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, were antidilutive for the nine months ended September 30, 1997. No common stock equivalents were outstanding during the period from inception (April 3, 1996) to September 30, 1996.

Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share
(EPS) (SFAS No. 128), which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for the periods presented in the accompanying consolidated financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective for interim periods and fiscal years beginning after December 15, 1997.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for interim periods and fiscal years beginning after December 15, 1997.

Contingencies

         The Company is subject to legal proceedings and claims which arise in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or future results of operations.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and intends to vigorously defend itself.

Debt

         CRI has a line of credit with a bank which provides for aggregate borrowings up to $600,000; bears interest at the bank's prime rate plus 1%; matures on July 22, 1998; and is collateralized by CRI's accounts receivable and inventory. CRI had outstanding borrowings of $306,000 bearing interest at 9.5% at September 30, 1997. The line is guaranteed by the Company.

         ARS has a line of credit with a bank which provides for aggregate borrowings up to $475,000 based on the value of ARS's accounts receivable and inventory; bears interest at the bank's prime rate plus 1%; matures on June 1, 1998; and is collateralized by ARS's accounts receivable and inventory. ARS had outstanding borrowings of $255,000 bearing interest at 9.5% at September 30, 1997. The line requires ARS to maintain certain financial covenants with which ARS was in compliance at September 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

         Smyth has available a $1 million line of credit with a commercial bank which bears interest at the bank's base lending rate plus 0.5%. Borrowings under the line are collateralized by the assets of Smyth and are payable on demand. At September 30, 1997, $400,000 was outstanding under the line at an interest rate of 9.0%. The line requires Smyth to maintain certain financial covenants with which Smyth was in compliance at September 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Fluctuations in Quarterly Results of Operations" and "Additional Factors That May Affect Future Results," below.

OVERVIEW

         The Company was formed on April 3, 1996 to establish a national network of full service retail automation solution providers. As of September 30, 1997, the Company has acquired six subsidiaries (three "hubs" and three "spokes") that sell, install and maintain point-of-sale (POS) systems and turnkey retail automation (VAR) systems. The Company changed its name to Bristol Retail Solutions, Inc. in July 1997. The Company's former name was Bristol Technology Systems, Inc.

RESULTS OF OPERATIONS

Net revenue

         The Company's net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Net revenue for the quarter ended September 30, 1997 was $7,121,000 and was comprised of net revenue from the Company's wholly-owned subsidiaries CRI, ARS, MicroData, Smyth and EBM for the entire quarter and PCR from the date of its acquisition (see Notes to Consolidated Financial Statements, Acquisitions). This represents an increase of 236% from the Company's net revenue of $2,120,000 for the quarter ended September 30, 1996. Net revenue for the period from inception (April 3, 1996) to September 30, 1996 is the same as net revenue for the quarter ended September 30, 1996, as it is comprised solely of revenue of CRI subsequent to the Company's acquisition of CRI on June 28, 1996. The increase in revenue from the quarter ended September 30, 1996 to the quarter ended September 30, 1997 is due primarily to the revenue contributed by the additional acquired businesses. Net revenue for the nine months ended September 30, 1997 was $14,366,000 and was comprised of net revenue from the Company's wholly-owned subsidiaries CRI and ARS for the entire nine-month period and MicroData, Smyth, EBM and PCR from the date of their respective acquisitions.

         Net revenue for the quarter ended September 30, 1997 was comprised of 64% Systems Revenue and 36% Service Revenue, as compared to a revenue composition of 75% Systems Revenue and 25% Service Revenue for the quarter ended September 30, 1996. The mix of revenue changed from 1996 to 1997 due to the following: (i) a decline in systems sales in 1997 to Seed Restaurant Group, CRI's largest customer during 1996; (ii) an increase in Service Revenue in 1997 derived from additional maintenance contracts obtained as a result of a high volume of systems sold by CRI during the last half of 1996; and (iii) different revenue mixes at ARS and at the subsidiaries acquired in 1997. Net revenue for the nine months ended September 30, 1997 was comprised of 65% Systems Revenue and 35% Service Revenue.

         No customer accounted for more than 10% of sales for the three- and nine-month periods ended September 30, 1997. Sales to Seed Restaurant Group accounted for approximately 41% of net revenue for the quarter ended September 30, 1996. Sales of products from the Company's three main hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 26% and 37% of net revenue for the three- and nine-month periods ended September 30, 1997, respectively, and approximately 53% of net revenue for the three months ended September 30, 1996. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms. A change in the Company's relationships with these principal vendors could have a material adverse effect on the Company's financial condition and results of operations.

Gross Margin

         Gross margin for the quarter ended September 30, 1997 was 36% and was comprised of gross margin for Systems Revenue of 38% and gross margin for Service Revenue of 32%. Gross margin for the quarter ended September 30, 1996 was 33% and was comprised of gross margin for Systems Revenue of 32% and gross margin for Service Revenue of 38%. The increase in gross margin between years is primarily due to higher margins realized on Systems Revenue at the subsidiaries acquired in 1997. Gross margin for the nine months ended September 30, 1997 was 33% and was comprised of gross margin for Systems Revenue of 35% and gross margin for Service Revenue of 29%. Gross margin for the period from inception (April 3, 1996) to September 30, 1996 is the same as gross margin for the quarter ended September 30, 1996 and is comprised solely of gross margin of CRI subsequent to the acquisition of CRI on June 28, 1996.

Selling, General and Administrative Expenses

         Total selling, general and administrative expenses in the third quarter of 1997 of $2,574,000 increased by $1,903,000 from the comparable prior-year period and represented 36% of total revenue, versus 32% of total revenue in the comparable prior year period. Selling, general and administrative expenses totaled $5,972,000 for the nine months ended September 30, 1997, or 42% of net revenue, and totaled $702,000 for the period from inception (April 3, 1996) to September 30, 1996, or 33% of net revenue. The increase in selling, general and administrative expenses as a percentage of net revenue during the quarter ended September 30, 1997 over the comparable prior year quarter is primarily due to planned staffing additions at corporate headquarters needed to integrate acquired companies and to support future growth.

Research and Development Costs

         Research and development costs were $164,000 and $236,000, respectively, during the three- and nine-month periods ended September 30, 1997 and consist primarily of internal costs to develop proprietary software incurred at the Company's wholly-owned subsidiary Smyth, which was acquired on May 29, 1997. The Company's policy is to expense such costs until technological feasibility is established.

Interest Income and Interest Expense

         The Company earned interest income of $16,000 and $124,000, respectively, for the three- and nine-month periods ended September 30, 1996 compared to $6,000 for both the quarter ended September 30, 1996 and the period from inception (April 3, 1996) to September 30, 1996. Interest income in fiscal 1997 was derived primarily from interest earned on the investment of the Company's proceeds from its initial public offering in November 1996.
The proceeds are invested in a short-term, interest-bearing money market fund.

         The Company recognized interest expense of $32,000 and $64,000, respectively, for the three- and nine-month periods ended September 30, 1996 compared to $26,000 for both the quarter ended September 30, 1996 and the period from inception (April 3, 1996) to September 30, 1996. Interest expense in fiscal 1997 consisted primarily of interest on outstanding balances on the Company's lines of credit. Interest expense in fiscal 1996 consisted primarily of interest on $817,500 of subordinated notes payable that were issued on June 30, 1996.

Income Tax Provision

         The Company recorded an effective income tax provision of (1%) and 0% for the three- and nine-month periods ended September 30, 1997 and 0% for the quarter ended September 30, 1996 and the period from inception (April 3, 1996) to December 31, 1996. Income tax expense in fiscal 1997 consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $468,000 and working capital of $1,859,000 at September 30, 1997, compared to cash and cash equivalents of $5,476,000 and working capital of $6,164,000 at December 31, 1996. During the nine months ended September 30, 1997, the Company used $1,394,000 of cash in operations; used $173,000 for the purchase of property and equipment and used $3,008,000 for the acquisitions of MicroData, Smyth, EBM and PCR; and generated $167,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the purchase of treasury stock. In addition, the Company used $600,000 during the period for an acquisition which was later rescinded. These funds are recorded as receivables at September 30, 1997 and will be returned to the Company as provided in the Rescission Agreement (see Notes to Consolidated Financial Statements, Acquisitions).

         CRI has a line of credit with a bank which provides for aggregate borrowings up to $600,000; bears interest at the bank's prime rate plus 1%; matures on July 22, 1998; and is collateralized by CRI's accounts receivable and inventory. CRI had outstanding borrowings of $306,000 bearing interest at 9.5% at September 30, 1997. The line is guaranteed by the Company.

         ARS has a line of credit with a bank which provides for aggregate borrowings up to $475,000 based on the value of ARS's accounts receivable and inventory; bears interest at the bank's prime rate plus 1%; matures on June 1, 1998; and is collateralized by ARS's accounts receivable and inventory. ARS had outstanding borrowings of $255,000 bearing interest at 9.5% at September 30, 1997. The line requires ARS to maintain certain financial covenants with which ARS was in compliance at September 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

         Smyth has available a $1 million line of credit with a commercial bank which bears interest at the bank's base lending rate plus 0.5%. Borrowings under the line are collateralized by the assets of Smyth and are payable on demand. At September 30, 1997, $400,000 was outstanding under the line at an interest rate of 9.0%. The line requires Smyth to maintain certain financial covenants with which Smyth was in compliance at September 30, 1997. The line is guaranteed by the Company and restricts the Company's ability to dispose of substantially all of its assets without the approval of the bank.

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

         On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired EBM, a POS dealer with operations in Indiana and Kentucky, for consideration of $483,000 in cash, including $62,000 of acquisition costs, and 147,033 shares of non-registered, restricted common stock of the Company valued at approximately $579,000. The transaction was recorded under the purchase method of accounting.

         On August 5, 1997, the Company acquired all of the outstanding common stock of PCR, a POS dealer with operations in Northern California, for consideration of $165,000 in cash, including $13,000 of acquisition costs, and 75,000 shares of non-registered, restricted common stock of the Company valued at approximately $225,000 at the acquisition date. The retention by the former shareholders of PCR of 19,583 of the shares of non-registered, restricted common stock is contingent upon PCR achieving a specified level of pre-tax earnings, as defined, for the fiscal year ended December 31, 1997. To the extent that PCR's pre-tax earnings are less than the specified level, then a proportional amount of the 19,583 shares will be returned to the Company and canceled. The transaction was recorded under the purchase method of accounting.

         The Company is currently engaged in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company.

         The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under its various credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1998. However, the Company intends to identify, evaluate and acquire additional retail automation solution businesses during the remainder of fiscal 1997 and fiscal 1998. These acquisitions are expected to be funded through a combination of cash and common stock and may necessitate additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will require additional financing in order to continue this acquisition program. The Company currently intends to obtain financing through a combination of promissory notes and future issuances of debt or equity securities during the remainder of fiscal 1997 and fiscal 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's strategic plan and the achievement of sustained profitable operations.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

         The Company's business can be subject to seasonal influences. The POS dealers which the Company has acquired to date have typically had lower net revenues in the first quarter of the fiscal year primarily due to the lower level of new store openings by customers during January through March. As the Company grows through additional acquisitions, this pattern of seasonality may or may not continue.

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

         The forward-looking statements included herein are based on current assumptions that the Company will continue to sell and install products on a timely basis; that the Company will continue to sell maintenance contracts to service its installed base; that the Company will successfully implement its acquisition strategy; that competitive conditions within the Company's market will not change materially or adversely; that demand for the Company's products and services will remain strong; that the Company will retain existing key management personnel; that inventory risks due to shifts in market demand will be minimized; that the Company's forecasts will accurately anticipate market demand; that the Company will be able to obtain future financing on acceptable terms when needed; that the Company will be able to maintain key vendor relationships; and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect the Company's business, financial condition and results of operations. Budgeting and other management decisions are subjective in many respects and are, thus, susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its acquisition strategy, marketing, capital expenditure, or other budgets, which may in turn affect the Company's business, results of operations and financial condition. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition to the factors discussed above in this section, as well as those discussed under the heading "Fluctuations in Quarterly Results of Operations," the following factors also may materially affect the Company's business, results of operations and financial condition and therefore should be considered.

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

         Risks Related to the Company's Acquisition Strategy. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through September 30, 1997, the Company has completed three "hub" acquisitions and three "spoke" acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations. Further, the Company's results of operations in fiscal quarters immediately following a material acquisition may be materially adversely effected while the Company integrates the acquired business into its existing operations. The Company may acquire certain businesses that have either been unprofitable or that have had inconsistent profitability prior to their acquisition. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy. If the Company is unable to implement successfully its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations and financial condition.

         Need for Additional Financing to Implement Acquisition Strategy. The Company currently intends to effect future acquisitions with cash, promissory notes and future issuances of debt or equity securities. There can be no assurance that the Company will be able to obtain financing if and when it is needed on terms the Company deems acceptable. The inability of the Company to obtain financing would have a material adverse effect on the Company's ability to implement its acquisition strategy, and as a result, could require the Company to diminish or suspend its acquisition strategy.

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

         Substantial Competition. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographical location of dealers. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company. In addition, there are original equipment manufacturers of POS equipment that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. No assurance can be given, furthermore, that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Dependence on Manufacturers. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. During the nine months ended September 30, 1997, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 26% and 37% of net revenue for the three- and nine-month periods ended September 30, 1997, respectively. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Potential Inability to Market Newly Developed Products. The technology of POS systems, ECRs, VARs and related equipment is changing rapidly. There can be no assurance that the Company's existing manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment. The Company's Smyth subsidiary operates in the VAR solutions segment, wherein it develops customized turnkey retail automation solutions, consisting of both hardware and software. There can be no assurance that Smyth will be able to develop commercially viable and technologically advanced VAR solutions at competitive prices.

         Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances which could be located on, in or under such property. These laws and regulations often impose liability whether or not the owner or operator knew of or was responsible for the presence of the hazardous or toxic substances. The costs for any required remediation or removal of these substances could be substantial, and the liability as to any property is generally not limited under these laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate these substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In connection with the ownership or operation of its acquired companies, the Company could be liable for these and other related costs.

         Reliance on Key Personnel. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers. In particular, the Company's operations are dependent on a great degree on the continued efforts of Chief Executive Officer Richard H. Walker. Furthermore, the Company will in most probability continue to be dependent on the senior management of companies that are acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition. The Company is a party to employment agreements with Mr. Walker, as well as with Executive Vice President Paul Spindler. Each of the agreements with Messrs. Walker and Spindler terminate in the year 2001, unless terminated earlier pursuant to the agreements, and each contains confidentiality provisions and covenants not to compete. State laws, however, may limit the enforceability of the confidentiality and/or non-competition provisions therein. The Company is currently the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Walker for a term of three years. There can be no assurance that the Company will maintain the policy in effect or that the coverage will be sufficient to compensate the Company for the loss of the services of Mr. Walker.

         Anti-Takeover Effects of Certain Charter and Bylaw Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. For example, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which impose certain limitations on business combinations with interested stockholders upon acquiring 15% or more of the Common Stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company, even if such event would be beneficial to the then-existing stockholders. In addition, the Company's Certificate of Incorporation authorizes the issuance of up to 4,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, and voting or other rights, which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of preferred stock could have the effect of entrenching the Company's Board of Directors and making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company currently has no plans, arrangements or understanding to issue shares of preferred stock.

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

         Maintenance Criteria for Nasdaq; Risks of Low-Priced Securities. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

         Indemnification and Limitation of Liability. The Company's Certificate of Incorporation (the "Certificate') and Bylaws include provisions that eliminate the directors' personal liability for monetary damages to the fullest extent possible under Delaware Law or other applicable law (the "Director Liability Provision"). The Directory Liability Provision eliminates the liability of directors to the Company and its stockholders for monetary damages arising out of any violation by a director of his fiduciary duty of due care. Under Delaware Law, however, the Director Liability Provision does not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases or redemptions of stock other than from lawfully available funds, or
(iv) any transaction from which the director derived an improper benefit. The Director Liability Provision also does not affect a director's liability under the federal securities laws or the recovery of damages by third parties.

         Absence of Dividends. The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Although the Company's current lines of credit do not expressly prohibit the Company from paying dividends, certain subsidiary lines of credit contain covenants which prohibit the reduction or depletion of capital without prior written notice to the bank. The Company anticipates that future financing, including any lines of credit, may restrict or prohibit the Company's ability to pay dividends.

         Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and intends to vigorously defend itself.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Changes in Securities

         The following is a summary of transactions by the Company during the three months ended September 30, 1997, involving sales of the Company's Securities that were not registered under the Securities Act.

         (1) On August 5, 1997, the Company issued 75,000 shares of Common Stock to the former shareholders of PCR as partial consideration paid in connection with the acquisition of the outstanding shares of PCR by the Company.

         Exemption from the registration requirements of the Securities Act for the transaction described above is claimed under Section 4 (2) of the Securities Act, on the basis that such transaction did not involve a public offering of securities. No underwriting fees or broker's commissions were paid in connection with the foregoing transaction.

         (d) Use of Proceeds

         The Company effected a registration with the Securities and Exchange Commission on Form SB-2, Registration No. 333-5570-LA, under which the Company completed its initial public offering of Common Stock and Class A Redeemable Common Stock Purchase Warrants (the Warrants). The Company received total net proceeds of $7,046,000 from the sale of the Common Stock and Warrants, after deducting underwriting discounts and commissions and the direct expenses of the offering. All of the direct expenses of the offering were payable to third parties.

         The Company has used $850,000 of the net proceeds to repay $817,500 in subordinated notes payable and related accrued interest on November 22, 1996; $350,000 to repay the outstanding balance under CRI's line of credit on March 25, 1997; $4,218,000 for the acquisitions of ARS, Micro Data, Smyth, EBM and PCR, including approximately $200,000 for acquisition-related costs; and approximately $1,253,000 for working capital and general corporate purposes. All of these payments were made to unrelated third parties. The remaining net proceeds of the offering, equal to approximately $375,000, have been invested in a short-term, interest-bearing money market fund.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
              10.44*   Revolving Note by and between Cash Registers, Inc. and
                       First National Bank & Trust dated July 22, 1997.
              11*      Calculation of Earnings per Share
              27*      Financial Data Schedule

-------------------

*  Filed herewith.

         (b) Reports on Form 8-K

             During the three months ended September 30, 1997, the Company filed the following Current Reports on Form 8-K:

             i. On July 21, 1997, the Company filed a report on Form 8-K reporting, under Items 5 and 7 thereof, that it has changed its name from "Bristol Technology Systems, Inc." to "Bristol Retail Solutions, Inc.," effective as of July 18, 1997.

             ii. On July 29, 1997, the Company filed a report on Form 8-K/A to amend Item 7 of its report on Form 8-K filed on June 12, 1997, to include certain required financial statements and pro forma financial information.

                 Financial statements filed:

                 (a) Audited financial statements of Smyth Systems, Inc. as of and for the years ended December 31, 1996 and 1995.

                 (b) Unaudited pro forma financial statements of Bristol Retail
                     Solutions, Inc. as of and for the three months ended March 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996.

            iii. On July 30, 1997, the Company filed a report on Form 8-K/A reporting, under Items 5 and 7 thereof, that on July 23, 1997, the Company and International Systems & Electronics Corporation
                 (ISE) entered into a Rescission Agreement to rescind the merger of ISE into the Company, effective as of April 30, 1997.

             iv. On August 12, 1997, the Company filed a report on Form 8-K/A to amend Item 7 of its report on Form 8-K filed on June 20, 1997, to include certain required financial statements and pro forma financial information.

                 Financial statements filed:

                 (a) Audited financial statements of Electronic Business
                     Machines, Inc. as of May 31, 1997 and December 31, 1996 and for the five months ended May 31, 1997 and for the years ended December 31, 1996 and 1995.

                 (b) Unaudited pro forma financial statements of Bristol Retail
                     Solutions, Inc. as of and for the three months ended March 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Bristol Retail Solutions, Inc.
                                           -------------------------------------
                                           (Registrant)



        November 14, 1997                  By: /s/ ROGER T. MONACO
--------------------------------               ---------------------------------
              Date                             Roger T. Monaco
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT                                                            SEQUENTIALLY
NUMBER        DESCRIPTION                                          NUMBERED PAGE
-------       -----------                                          -------------
10.44*        Revolving Note by and between Cash Registers, Inc.
              and First National Bank & Trust dated July 22, 1997

11*           Calculation of Earnings per Share

27*           Financial Data Schedule

----------------------
* Filed herewith.