Form 10KSB
period 1997-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-04-15
CIK 1016657

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE YEAR ENDED DECEMBER 31, 1997

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from_________ to___________

                         Commission file number 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                      58-2235556
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

5000 BIRCH STREET, SUITE 205, NEWPORT BEACH, CALIFORNIA            92660
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (714) 475-0800
                 (Issuer's Telephone Number Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          COMMON STOCK, $.001 PAR VALUE
                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANTS

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year: $21,088,487

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $10,251,282 (computed using the closing price of $3.19 per share of Common Stock on February 27, 1998 as reported by The Nasdaq Stock Market, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     There were 5,556,746 shares of the registrant's Common Stock, par value $.001 per share, and 718,750 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 15, 1998, which Proxy Statement will be filed no later than 120 days after the close of the registrant's year ended December 31, 1997, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Bristol Retail Solutions, Inc. ("the Company", formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the state of Delaware and is engaged in key segments of the retail automation industry, including point-of-sale ("POS") systems installation and service and systems integration, which provides retailers with turnkey operating solutions.

         The Company is building an integrated retail automation company through a series of targeted acquisitions and internal development. It plans to build a national network of POS dealers and a group of solutions-oriented systems integrators, which together can produce synergistic results. The Company's aim is to serve a broad range of retailers - including national and regional chains as well as major single unit operations in selected vertical market segments.

         The Company's management believes the driving forces in United States retailing are the need to attract and retain new customers, increase the average sale per visit and maximize productivity. Retailers need the ability to quickly identify the buying history and needs of a customer. Access to such information allows retailers to match their current products and services to each customer's needs.

         The current cash register system used by many retailers is incapable of handling these needs. The Company believes that the most effective solution to these needs is the modern POS system. The Company expects demand to come from three sources: (i) retailers seeking to upgrade their systems; (ii) retailers seeking to replace their obsolete systems; and (iii) new retailers.

         The Company initially was created to capitalize on the opportunity to consolidate independent dealers in the POS industry. Subsequently, it has expanded its focus to the broader retail automation market. Large multinational corporations such as NCR Corporation and Matsushita Electronic Corporation of America ("Panasonic") manufacture POS systems and ECRs. While a number of manufacturers continue to make some direct sales to retail establishments, the principal channel of distribution for POS systems is independent POS dealers. American Business Information, American Yellow Pages, 1996 Edition, lists more than 3,000 independent POS and cash register dealers. These dealers account for more than half of all sales and service of POS systems and related equipment to retail businesses in the United States. In addition to the high degree of fragmentation in the POS industry, the development of increasingly more sophisticated systems which require greater skills for successful marketing and product support has further enhanced the opportunity for consolidation in the industry.

         In addition, the Company intends to function as a systems integrator of computer hardware, software and networking products in specific national retail markets. The Company intends to offer its customers a variety of customized value-added services such as consulting, integration and support services, together with a broad range of turnkey computers and networking products from leading vendors.

         The Company is implementing a program of selective POS acquisitions and consolidations. The Company will then seek to enhance the profitability of the acquired dealerships through the benefits derived from the economies of scale flowing from a volume-oriented business, consolidation of key activities, improved value-added operations, better trained personnel, quicker on-site service, greater product diversity, focused leasing programs, major/national account programs and enhanced service and support of end user installations. The Company also plans to pursue selective acquisitions of systems integrators to augment its Smyth Systems, Inc., subsidiary as well as producers of proprietary retail software products to expand the Company's penetration of the retail automation market.

         Through December 31, 1997, the Company has acquired six companies that sell, install and maintain POS systems and/or turnkey retail automation (VAR) systems. Currently, the Company has sales and/or service activities in sixteen cities in eight states throughout the United States. The cities are largely concentrated within two geographic regions, mid-west and western states. Unless the context otherwise requires, the term the "Company" is used in this report to refer to Bristol Retail Solutions, Inc. and its subsidiaries.

INDUSTRY OVERVIEW

         The retail automation industry is a multi-billion dollar industry composed of several components. The Company's acquisition strategy is focused on two of the major segments of the industry: POS dealers who sell, install and service point-of-sale systems and system integrators who provide turnkey software-based solutions for retail operations.

POS

         Within the retail automation industry, there are two fundamental product groups: the POS system and the electronic cash register "ECR"). POS systems collect and process data with communications capability. ECRs, on the other hand, are stand-alone type products that do not have these capabilities. A POS system is used at the "point-of-sale" in a retail establishment. It leads or prompts the retail clerk through a sales transaction with a customer. The POS system collects detailed information, including credit information about the transaction. Standard components of a POS system include a display terminal to view the transaction, a keyboard for data processing data and coordinating communications, and software to guide the clerk through the transaction. Typically, a number of these sophisticated "registers" are installed in a retail establishment, thus allowing multiple departments or locations to enter transactions simultaneously. The ECR is a less expensive and less sophisticated alternative to the POS system, comprised of a stand-alone cash register that is electronic rather than mechanical. The Company offers its customers continued support, customer service and supplies from installation through the life span of its products. The primary target markets for the products supplied by the Company are supermarkets, convenience stores, quick service restaurants and higher-end table service restaurants.

         In 1996, there were more than 5.6 million cash registers (both POS systems and ECRs) in use in the United States. Approximately 800,000 units (POS systems and ECRs) are sold per year. The Company anticipates that retailers with ECRs or older POS systems will replace their units or systems sooner than in the past in order to take advantage of new product features that are being introduced more frequently than in the past. The industry's total revenue has grown each year, fueled by the increasing sales of POS systems. RETAIL AUTOMATION 1996 AND BEYOND, (C)1996 by the Retail Automation Research Office, has reported that, currently, the number of POS systems installed annually is approximately equal to the number of stand-alone ECRs installed each year (approximately 400,000 for each).

         While the industry has a number of large manufacturers that continue to sell their product on a direct basis today, more than half of all product placements are made by POS and ECR dealers. All manufacturers use POS and ECR dealers to distribute their products to the marketplace, and some manufacturers use POS and ECR dealers as their exclusive means of distributing their products to the marketplace.

SYSTEMS INTEGRATION

         Systems integrators operating in the retail automation field generally offer their turnkey software solutions on a vertical market basis. The continual drive by retailers to reduce operating costs, improve productivity and maximize operating margins has created significant growth opportunities for systems integrators whose software products serve to automate functions such as inventory control as well as the entire transaction process. They seek to deliver solutions for many of the demanding operating challenges facing retailers in today's competitive environment.

         The Company is prepared to offer its customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting and integration services include system design, performance analysis, security analysis, migration planning, product procurement, configuration, testing and systems installation and implementation. Support services include network management, "help-desk" support and enhancement, maintenance and repair of computer systems. Through the acquisition of Smyth Systems, Inc. the Company believes that it will be in a position to expand on Smyth Systems, Inc.'s current capacity to provide systems integration services and offer such services to a broader range of customers.

         There are numerous companies who sell, install and support retail automation software to retail outlets. In addition to the number of retail outlets who have not automated key elements of their operations, the introduction of new versions of software creates continual upgrading opportunities, which contribute to the revenue growth of systems integrators offering turnkey retail solutions.

DISTRIBUTION CHANNELS

         Today, there are two principal distribution channels for POS systems and ECR products to reach the end user: (i) the "Direct" channel and (ii) the "Dealer" channel. The Direct channel consists of manufacturers that sell directly to large national "major retail" chains. Less than half of all units sold are attributable to the direct channel. The Dealer channel consists of more than 3,000 independent businesses, which sell to all types of retail end-users.

         The typical POS dealer is privately owned. The dealership normally concentrates on only one or two manufacturers for its key products and sells and services these products on a local basis. The basic dealership functions are sales, in-house and on-site service and administration. Based on the Company's experience in evaluating POS dealers as acquisition candidates, the Company believes that the typical POS dealer derives its revenue from the sale of hardware, software and service.

         Systems integrators generally market turnkey solutions directly to retailers through their own sales force of specialists with in-depth knowledge of their target vertical markets. The Company believes its expanding network of POS dealers will provide a new channel of distribution opportunity for its system integrators to reach additional retailers.

ACQUISITIONS

         During 1997 and 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

         On June 28, 1996, the Company acquired all of the outstanding common stock of CRI, a POS systems dealer in Kentucky and southern Ohio, for cash consideration of $955,000, including acquisition costs of $72,000. The excess of purchase price over the fair values of the net assets acquired was $557,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

         On December 31, 1996, the Company, through its wholly-owned subsidiary, Bristol Merger Corporation, acquired all of the outstanding common stock of ARS, a POS systems dealer in Washington, for consideration of $1,025.000 in cash, including $78,000 of acquisition costs, and 58,154 shares of non-registered, restricted common stock of the Company valued at approximately $683,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $1,160,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

         On April 1, 1997, the Company, through its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData, Inc. (MicroData), a POS dealer with operations in Illinois and Kentucky, for consideration of $98,000 in cash, including $19,000 of acquisition costs, and 11,415 shares of non-registered, restricted common stock of the Company valued at approximately $136,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $155,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On May 29, 1997, the Company acquired Smyth Systems, Inc. (Smyth) for consideration of $2,369,000 in cash, including $20,000 of acquisition costs, and 569,408 shares of non-registered, restricted common stock of the Company valued at approximately $2,064,000 at the acquisition date. Smyth operates through two divisions which provides VAR systems to customers throughout the United States and POS systems to customers in Southern California and Ohio. The excess of purchase price over the fair values acquired was $3,328,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired Electronic Business Machines, Inc. (EBM), a POS dealer with operations in Indiana and Kentucky, for consideration of $483,000 in cash, including $62,000 of acquisition costs, and 147,033 shares of non-registered, restricted common stock of the Company valued at approximately $579,000 at the acquisition date. The excess of purchase price over the fair values acquired was $838,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On August 5, 1997, the Company acquired all of the outstanding common stock of Pacific Cash Register and Computer, Inc. (PCR), a POS dealer with operations in Northern California, for consideration of $165,000 in cash, including $13,000 of acquisition costs, and 75,000 shares of non-registered, restricted common stock of the Company valued at approximately $225,000 at the acquisition date. The excess of purchase price over the fair values acquired was $260,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         The Company is currently engaged in discussions with several other retail automation solution businesses, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company.

COMPETITION

         The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographical location of dealers. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company. In addition, there are original equipment manufacturers of POS equipment that compete in certain product areas by distributing their products directly. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company.

MAJOR CUSTOMERS

         No customer accounted for more than 10% of the Company's net revenue for the year ended December 31, 1997. Sales to Seed Restaurant Group accounted for approximately 33% of net revenue for the period from inception (April 3, 1996) to December 31, 1996.

PRINCIPAL SUPPLIERS

         A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end-user customers. During the year ended December 31, 1997, the Company purchased its hardware principally from three main vendors, Panasonic, ERC Parts, Inc. ("ERC"), a distributor of Panasonic products, and NCR Corporation ("NCR"). Sales of Panasonic, ERC and NCR products accounted for approximately 32% of net revenue for the year ended December 31, 1997. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

RESEARCH AND DEVELOPMENT

         As a systems integrator, the Company offers its software and hardware solutions to its club, golf and resort retail customers, through its wholly-owned subsidiary Smyth. These solutions are completely integrated systems that include financial, operational and information processing capabilities. The core software components have previously been developed and yearly research and development expenditures are normally expended for system enhancements and specific customer requirements. The Company spent $554,000 in research and development for the year ended December 31, 1997. There were no research and development costs for the period from inception (April 3, 1996) to December 31, 1996.

EMPLOYEES

         As of February 27, 1998, the Company had 226 full-time and 15 part-time employees, of whom 143 were employed in customer services, 44 in finance and administrative services, and 54 in sales and marketing. Of the total full-time employees, 6 were employed at the Company's corporate office, 76 were employed at CRI (including MicroData and EBM), 32 were employed at ARS, 88 were employed at Smyth and 24 were employed at PCR. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's general policy is to lease, rather than own, its business locations. The Company leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases, although, in general, the Company's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties.

         The Company leases its 3,980 square foot headquarters facility in Newport Beach, California. The Company also leases approximately 38,400 square feet of office and warehouse facilities in Kentucky, Illinois, Indiana and Ohio for its CRI operations (including facilities utilized by MicroData and EBM), of which 6,900 square feet is leased from Coye D. King, a director of CRI, and 12,400 is leased from Floyd Shirrell, the former owner of EBM. The Company's ARS operations utilize approximately 11,800 square feet of leased property, which includes an approximately 11,158 square foot office facility in Seattle, Washington which is leased from certain of the officers of ARS. The lease expires in December 2003. The Company's Smyth subsidiary leases approximately 29,700 square feet of office and warehouse facilities in Canton, Ohio and Irvine, California. The Company's PCR subsidiary in San Francisco, California leases approximately a 7,000 square foot office and warehouse facility.

         In connection with the proposed move of CRI from its current location in London, Kentucky, the Company has agreed to negotiate in good faith a definitive lease agreement with Stephen King and Andrew King, Vice Presidents of CRI, as lessors, whereby the lessors will lease to CRI up to 12,000 square feet of office and warehouse space in a new, yet to be constructed, office complex in London, Kentucky. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for ten years and the base rental rate will be $6.00, $8.00 and $10.00 per square feet for years one, two and three through ten, respectively. The Company expects that the remaining terms of the lease will be competitive and as favorable to the Company as those which could be obtained from unrelated third parties. Upon commencement of the lease for the new office complex, the monthly lease for CRI's current space in London, Kentucky will be terminated without penalty. The Company believes that the terms of the contract were equivalent to those that would be under an arm's-length transaction.

         The Company believes that its leased facilities, and the anticipated lease of the new office complex in London, Kentucky, are adequate for its present needs and that suitable additional or replacement space will be available on commercially reasonable terms, as required.

ITEM 3. LEGAL PROCEEDINGS.

         The Company's subsidiaries have been from time to time a party to various lawsuits and other matters involving ordinary and routine claims arising in the normal course of business. In the opinion of management of the Company and its counsel, although the outcomes of these claims and suits are not presently determinable, in the aggregate they should not have a material adverse affect on the Company's business, financial position or results of operations.

         In September 1993, a judgement was entered in Bell Circuit Court, Kentucky, on behalf of James J. Kreuger, a former employee of CRI, against CRI and Coye D. King and Barbara King, former stockholders of CRI, in the amount of $107,726 and accrued interest. The judgement arises from an alleged partnership formed by the Kings and Mr. Kreuger, and is currently on appeal. The former stockholders of CRI have agreed to pay any and all amounts of the judgement in excess of $83,000; provided, however, that the Company can only collect such amounts from the former stockholders by offsetting amounts owed by CRI and/or the Company to such stockholders pursuant to (i) the new lease of the new London, Kentucky facility (discussed in "Business Item 2. Description of Properties") and (ii) bonus arrangements described in certain employment agreements between the Company and the Kings. At December 31, 1997, CRI had $83,000 accrued in connection with the lawsuit. In February 1998, CRI paid $50,213 as settlement of the Court of Appeals affirming the award of $31,950 plus interest of $18,263. There is still pending one remaining claim, and the Company is vigorously defending the claim.

         On or about August 7, 1997, a class action lawsuit was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, the plaintiffs are seeking unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and intends to vigorously defend itself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants have traded on the Nasdaq SmallCap Market under the symbols "BRTL" and "BRTLW," respectively. The following table sets forth the high and low closing sale prices for the Company's Common Stock and Warrants for the periods indicated as reported by the Nasdaq National Market System.

      PERIOD FROM NOVEMBER 13, 1996 TO DECEMBER 31, 1996        HIGH          LOW
      Common Stock                                           $  11 - 3/4  $  9 - 13/16
      Warrants                                                   6           5

      YEAR ENDED DECEMBER 31, 1997                              HIGH          LOW

      1ST QUARTER
      Common Stock                                           $  13        $ 11 - 5/32
      Warrants                                                   7 - 3/8     5 - 1/4

      2ND QUARTER
      Common Stock                                              11 - 7/8     3 - 1/16
      Warrants                                                   6 - 5/8     0 - 5/8

      3RD QUARTER
      Common Stock                                               3 - 13/16   2 - 3/4
      Warrants                                                   0 - 7/8     0 - 1/4

      4TH QUARTER
      Common Stock                                               5 - 7/8     3
      Warrants                                                   2           0 - 1/2

         As of April 1, 1998, the approximate number of record holders of the Company's Common Stock and Warrants was 696 and 239, respectively. The Company believes that a significant number of beneficial owners hold substantial shares of Common Stock and Warrants in depository or nominee form.

         The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in Common Stock at the conversion price of the Series A Preferred Stock. So long as any of shares Series A Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of Common Stock. (SEE ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained.

USE OF PROCEEDS

         On November 20, 1996, the Company successfully completed an initial public offering of its common stock and warrants. The Company sold 1,437,500 shares of Common Stock and 718,750 Class A Redeemable Common Stock Purchase Warrants. The Company raised net proceeds, after deducting underwriting discounts and commissions and the expenses of the offering, of $7,046,000. The Company used $850,000 of the net proceeds to repay $817,500 in subordinated notes payable and related accrued interest on November 22, 1996; $350,000 to repay the outstanding balance under CRI's line of credit on March 25, 1997; $4,218,000 for the acquisitions of ARS, MicroData, Smyth, EBM and PCR, including approximately $200,000 for acquisition-related costs; and approximately $1,628,000 for working capital and general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Additional Factors That May Affect Future Results".

YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM INCEPTION (APRIL 3, 1996) TO DECEMBER 31, 1996

    NET REVENUE

         The Company's net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Net revenue for the year ended December 31, 1997 was $21,088,000 and was comprised of net revenue from the Company's wholly-owned subsidiaries CRI and ARS for the entire year and MicroData, Smyth, EBM and PCR from the date of their respective acquisitions (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,NOTE 3. ACQUISITIONS). This represents an increase of 403% from the Company's net revenue of $4,196,000 for the period from inception (April 3, 1996) to December 31, 1996. Net revenue for the period from inception (April 3, 1996) to December 31, 1996 is comprised solely of revenue of CRI subsequent to the Company's acquisition of CRI on June 28, 1996. The increase in revenue from the period from inception (April 3, 1996) to December 31, 1996 to the year ended December 31, 1997, is due primarily to the revenue contributed by the additional acquired businesses.

         Net revenue for the year ended December 31, 1997 was comprised of 64% Systems Revenue and 36% Service Revenue, as compared to a revenue composition of 74% Systems Revenue and 26% Service Revenue for the period from inception (April 3, 1996) to December 31, 1996. The mix of revenue changed from 1996 to 1997 due to the following: (i) a decline in systems sales in 1997 to Seed Restaurant Group, CRI's largest customer during 1996; (ii) an increase in Service Revenue in 1997 derived from additional maintenance contracts obtained as a result of a high volume of systems sold by CRI during the last half of 1996; and (iii) different revenue mixes at ARS and at the subsidiaries acquired in 1997.

         No customer accounted for more than 10% of net revenue for the year ended December 31, 1997. Sales to Seed Restaurant Group accounted for approximately 33% of net revenue for the period from inception (April 3, 1996) to December 31, 1996. Sales of products from the Company's three main hardware vendors, Panasonic, ERC, and NCR, accounted for approximately 32% of net revenue for the year ended December 31, 1997 and approximately 51% of net revenue for the period from inception (April 3, 1996) to December 31, 1996. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and have renewable one-year terms. A change in the Company's relationships with these principal vendors could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

    GROSS MARGIN

         Gross margin for the year ended December 31, 1997 was 30% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 23%. Gross margin for the period from inception (April 3, 1996) to December 31, 1996 was 32% and was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 36%. The decrease in gross margin between these years is primarily due to lower margins realized on Systems Revenue generated by the subsidiaries acquired in 1997. Gross margin for the period from inception (April 3, 1996) to December 31, 1996 is comprised solely of gross margin of CRI subsequent to the acquisition of CRI on June 28, 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 1997, totaled $8,956,000, or 42% of net revenue, and totaled $1,452,000 for the period from inception (April 3, 1996) to December 31, 1996, or 35% of net revenue. The increase in selling, general and administrative expenses as a percentage of net revenue for the year ended December 31, 1997, is primarily due to a full year of staffing, operating and acquisition costs incurred at corporate headquarters needed to successfully integrate acquired companies and to support future growth.

    GOODWILL WRITE-DOWN

         The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company analyzed the performance of its subsidiaries' operations and recognized a goodwill impairment loss of $1,871,000 due to lower than anticipated future cash flows of certain acquired companies compared to the current value on the balance sheet.

    RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $554,000 for the year ended December 31, 1997, and consist primarily of internal costs to develop proprietary software incurred at the Company's wholly-owned subsidiary Smyth, which was acquired on May 29, 1997. The Company's policy is to expense such costs until technological feasibility is established. At December 31, 1997, such technological feasibility had not been established.

    INTEREST INCOME AND INTEREST EXPENSE

         The Company earned interest income of $131,000 for the year ended December 31, 1997, compared to $43,000 for the period from inception (April 3, 1996) to December 31, 1996. Interest income in 1997 was derived primarily from interest earned on the investment of the Company's proceeds from its initial public offering in November 1996. The proceeds were invested in a short-term, interest-bearing money market fund.

         The Company recognized interest expense of $111,000 for the year ended December 31, 1997, compared to $46,000 for the period from inception (April 3, 1996) to December 31, 1996. Interest expense in 1997 consisted primarily of interest on outstanding balances on the Company's lines of credit. Interest expense in 1996 consisted primarily of interest on $817,500 of subordinated notes payable that were issued on June 30, 1996.

    INCOME TAX PROVISION

         The Company recorded an effective income tax provision of 0% for the year ended December 31, 1997, and for the period from inception (April 3, 1996) to December 31, 1996. Income tax expense in 1997 consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES FOR THE COMPANY

         The Company had cash and cash equivalents of $716,000 and working capital of $264,000 at December 31, 1997, compared to cash and cash equivalents of $5,476,000 and working capital of $6,164,000 at December 31, 1996. In the year ended December 31, 1997, the Company used $2,192,000 of cash in operations; used $208,000 for the purchase of property and equipment and used $3,008,000 for the acquisitions of MicroData, Smyth, EBM and PCR; and generated $1,247,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the purchase of treasury stock. In addition, the Company used $1,100,000 during the year ended December 31, 1997, for an acquisition which was later rescinded, where $250,000 was refunded to the Company in cash. The remaining funds are recorded as $600,000 in receivables and $250,000 in other assets at December 31, 1997, and will be returned to the Company as provided in the Rescission Agreement (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3, ACQUISITIONS). During the period from inception (April 3, 1996) to December 31, 1996, the Company used $44,000 of cash in operations; used $86,000 for the purchase of property and equipment and used $2,035,000 for the acquisitions of CRI and ARS; and generated $7,640,000 from investing activities, primarily due to proceeds received from the Company's initial public offering.

         On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventories. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $2,031,000 bearing interest at 10.25% at December 31, 1997.

         On November 20, 1996, the Company successfully completed an initial public offering of its common stock and warrants. The Company sold 1,437,500 shares of Common Stock and 718,750 Class A Redeemable Common Stock Purchase Warrants. The Company raised net proceeds, after deducting underwriting discounts and commissions and the expenses of the offering, of $7,046,000. The Company used $850,000 of the net proceeds to repay $817,500 in subordinated notes payable and related accrued interest on November 22, 1996; $350,000 to repay the outstanding balance under CRI's line of credit on March 25, 1997; $4,218,000 for the acquisitions of ARS, MicroData, Smyth, EBM and PCR, including approximately $200,000 for acquisition-related costs; and approximately $1,628,000 for working capital and general corporate purposes.

         The Company is currently engaged in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company.

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Preferred Stock. The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000 funded on March 18, 1998. The second and third installments of $500,000 each will subsequently close in thirty and sixty days, respectively, assuming that the various conditions set forth in the purchase agreement are met. The Series A Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be higher than 110% of the five-day average bid price prior to the date such shares were purchased. The dividends on the Series A Preferred Stock is payable quarterly in stock or in cash. The purchaser of the Series A Preferred Stock received warrants to purchase 125,000 shares for the first $1,000,000 installment. The agreement has a provision that prohibits the purchaser from owning more than 20% of the Company's common stock. In addition, if one of the two remaining installments might cause the purchaser to own more than 20% of the Company's outstanding common stock, then the installment will not fund.

         The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under its credit facility will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1998. However, the Company intends to identify, evaluate and acquire additional retail automation solution businesses during 1998. These acquisitions are expected to be funded through a combination of cash and common stock and may necessitate additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will require additional financing in order to continue this acquisition program. The Company currently intends to obtain financing through future issuances of debt or equity securities during 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's strategic plan and the achievement of sustained profitable operations.

SEASONALITY, QUARTERLY INFORMATION AND INFLATION

         The Company's business is subject to seasonal influences. The POS dealers and system integrators which the Company has acquired to date have typically had lower net revenues in the quarters ending March 31 and December 31 primarily due to the lower level of new store openings by customers caused by inclement weather, budgetary concerns and/or holidays. The Company believes that this pattern of seasonality will continue in the foreseeable future.

         Quarterly results in the future may be materially affected by the timing and magnitude of acquisitions and costs related to such acquisitions, the timing and extent of staffing additions at corporate headquarters necessary to integrate acquired companies and support future growth and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent quarter or for a full year.

         The effect of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's future operating results.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations and involve a number of risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Factors that may materially affect revenues, expenses and operating results include, without limitation, the success of the Company's operating subsidiaries; the impact of the Company's acquisition strategy and the Company's ability to successfully integrate and manage the acquired subsidiaries; the ability of the Company to obtain future financing on acceptable terms; and subsequent changes in business strategy or plan.

         The forward-looking statements included herein are based on current assumptions that the Company will continue to sell and install products on a timely basis; that the Company will continue to sell maintenance contracts to service its installed base; that the Company will successfully implement its acquisition strategy; that competitive conditions within the Company's market will not change materially or adversely; that demand for the Company's products and services will remain strong; that the Company will retain existing key management personnel; that inventory risks due to shifts in market demand will be minimized; that the Company's forecasts will accurately anticipate market demand; that the Company will be able to obtain future financing on acceptable terms when needed; that the Company will be able to maintain key vendor relationships; and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect the Company's business, financial condition, results of operations and cash flows. Budgeting and other management decisions are subjective in many respects and are, thus, susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its acquisition strategy, marketing, capital expenditure, or other budgets, which may in turn affect the Company's business, results of operations, financial condition and cash flows. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition to the factors discussed above in this section, as well as those discussed under the heading "Seasonality, Quarterly Information and Inflation," the following factors also may materially affect the Company's business, results of operations, financial condition and cash flows and therefore should be considered.

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

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through March 31, 1998, the Company has completed six acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations. Further, the Company's results of operations in quarters immediately following a material acquisition may be materially adversely effected while the Company integrates the acquired business into its existing operations. The Company may acquire certain businesses that have either been unprofitable or that have had inconsistent profitability prior to their acquisition. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy. If the Company is unable to implement successfully its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         NEED FOR ADDITIONAL FINANCING TO IMPLEMENT ACQUISITION STRATEGY. The Company currently intends to effect future acquisitions with cash generated from operations and future issuances of debt or equity securities. There can be no assurance that the Company will be able to obtain financing if and when it is needed on terms the Company deems acceptable. The inability of the Company to obtain financing would have a material adverse effect on the Company's ability to implement its acquisition strategy, and as a result, could require the Company to diminish or suspend its acquisition strategy.

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

         SUBSTANTIAL COMPETITION. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographical location of dealers. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company. In addition, there are original equipment manufacturers of POS equipment that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         SUBSTANTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS. The Company may experience substantial fluctuations in its annual and quarterly operating results in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of an automation retail solution system. The changing of such delivery dates is beyond the Company's control. Quarterly sales and operating results therefore depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. For the year ended December 31, 1997, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 32% of net revenue for the year ended December 31, 1997. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         POTENTIAL INABILITY TO MARKET NEWLY DEVELOPED PRODUCTS. The technology of POS systems, ECRs, VARs and related equipment is changing rapidly. There can be no assurance that the Company's existing manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment. The Company's Smyth subsidiary operates in the VAR solutions segment, wherein it develops customized turnkey retail automation solutions, consisting of both hardware and software. There can be no assurance that Smyth will be able to develop commercially viable and technologically competitive VAR solutions at competitive prices.

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

         RELIANCE ON KEY PERSONNEL. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers. In particular, the Company's operations are dependent to a great degree on the continued efforts of Chief Executive Officer Richard H. Walker. Furthermore, the Company will in most probability continue to be dependent on the senior management of companies that are acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition. The Company is a party to employment agreements with Mr. Walker, as well as with Executive Vice President Paul Spindler. The agreements with Messrs. Walker and Spindler terminate in the years 2004 and 2001, repectively, unless terminated earlier pursuant to the agreements, and each contains confidentiality provisions and covenants not to compete. State laws, however, may limit the enforceability of the confidentiality and/or non-competition provisions therein. The Company is currently the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Walker for a term of three years. There can be no assurance that the Company will maintain the policy in effect or that the coverage will be sufficient to compensate the Company for the loss of the services of Mr. Walker.

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

         As of March 31, 1998, the Company had issued 10,000 shares of Series A Convertible Preferred Stock, at an issue price of $100 per share. Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest non-consecutive five-day average closing bid price for the common stock for the 25-day period prior to conversion. Each holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted. The Company cannot, without the vote or written consent of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, (i) redeem, purchase or otherwise acquire for value any share of the Series A Preferred Stock; (ii) redeem, purchase or otherwise acquire any of the Company's common stock; (iii) authorize or issue any other equity security senior to or on parity with the Series A Preferred Stock as to voting rights, dividend rights, conversion rights, redemption rights or liquidation preferences; (iv) declare or pay any dividend or make any distribution with regard to any share of common stock; (v) sell, convey, lease or otherwise dispose of all or substantially all of its property or business; liquidate, dissolve or wind up the Company's business; or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary);
(vi) effect any transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, unless the Company's stockholders of record as constituted immediately prior to such transaction will, immediate thereafter, hold at least a majority of the voting power of the surviving or acquiring entity; (vii) permit any subsidiary to issue or sell any of its capital stock (except to the Company); (viii) permit any subsidiary to issue or sell any if its capital stock (except to the Company);(ix) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; or (x) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect the shares.

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

         MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. At December 31, 1997, the Company had $2,032,000 in net tangible assets. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

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

         ABSENCE OF DIVIDENDS. The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Preferred Stock. So long as any of shares Series A Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (SEE ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained.

         YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems will be Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company estimates it will expend approximately $150,000 to $200,000 to make its software products Year 2000 compliant. The Company is making inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required to be filed hereunder are included under Item 13(a)(1) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 30, 1997, the Board of Directors of the Company approved the dismissal of its former principal accountants, Ernst & Young LLP, and appointed the accounting firm of Deloitte & Touche LLP as its new independent auditors.

         During the period from inception (April 3, 1996) to December 31, 1996, and each subsequent interim period preceding September 30, 1997, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         The Ernst & Young LLP report on the financial statements of the Company for the period from inception (April 3, 1996) to December 31, 1996, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information set forth in the 1998 Proxy Statement under the captions "Election of Directors" and "Other Executive Officers" respectively, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         To the extent required, the information in the 1998 Proxy Statement under the captions "Compensation of Directors" and "Executive Compensation" and "Employment Contracts and Termination of Employment, and Change-In-Control Arrangements" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth in the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth in the 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Financial Statements

         The financial statements listed on the index to financial statements on page 21 are filed as part of this Form 10-KSB.

(b) Exhibits

         Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with an asterisk (**) will be filed by post-effective amendment. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a (+).

         EXHIBIT
          NUMBER                             DESCRIPTION
          ------                             -----------

           2.1 Agreement and Plan of Merger by and among the Company, Bristol Merger Corporation, Automated Register Systems, Inc. and the Shareholders thereof (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated December 31, 1996, filed on January 15, 1997, File No. 000-21633).

           2.2 Agreement and Plan of Reorganization by and among the Company, Smyth Systems Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated May 29, 1997 filed on June 12, 1997, File No. 0-21633).

           2.3 Second Amendment to Agreement and Plan of Reorganization by and among the Company, Smyth Systems Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to Exhibit 10.30 of the Company's Form 8-K dated May 29,1997, filed on June 12, 1997, No. 0-21633).

           2.4 Agreement and Plan of Merger, as amended, by and among the Company, Cash Register, Inc., Floyd Shirrell and Electronic Business Machines, Inc. (Incorporated by reference to Exhibit 10.35 of the Company's Form 8-K dated June 6, 1997, filed on June 20, 1997, File No. 0-21633).

           2.5 Agreement and Plan of Merger by and among Bristol Retail Solutions, Inc., Pacific Merger Corp., Pacific Cash Register and Company, Inc., Robert Freaney and Abbass Barzgar dated June 27, 1997, (Incorporated by reference to Exhibit 10.41 of the Company's Form 10-Q dated June 30, 1997, filed on August 13, 1997, File No. 0-21633).

           2.6 Closing Agreement by and among the Company, Pacific Merger Corp., Pacific Cash Register and Company, Inc., Robert Freaney and Abbass Barzgar dated August 4, 1997, (Incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q dated June 30, 1997, filed on August 13, 1997, File No. 0-21633).

           2.7 Rescission Agreement by and among the Company, International Systems & Electronics Corporation and Pedro Penton dated July 23, 1997, (Incorporated by reference to
                       Exhibit 10.42 of the Company's Form 10-Q dated June 30, 1997, filed on August 13, 1997, File No. 0-21633).

           3.1 Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA)

           3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           4.2 Form of Class A Redeemable Common Stock Purchase Warrants (Incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           4.3 Form of Registration Rights Agreement by and among the Company and Investors listed on Schedule 1 thereto (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           4.4 Form of Underwriter's Warrant Agreement for Shares entered into between the Company and First Cambridge Securities Corporation (Incorporated by reference to Exhibit 4.5 of Amendment No. 1 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           4.5 Form of Underwriter's Warrant Agreement for Warrants entered into between the Company and First Cambridge Securities Corporation (Incorporated by reference to Exhibit 4.6 of Amendment No. 1 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           4.6 Form of Warrant Agreement entered into between the Company and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.7 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.1 Form of the 1996 Equity Participation Plan of the Company, dated July 31, 1996, (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.2 Amendment to the 1996 Equity Participation Plan of the Company (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on April 14,1997, File No. 0-21633).

           10.3 1997 Employee Stock Purchase Plan of the Company (Incorporated by reference to Exhibit B of the Company's Definitive Proxy Statement filed on April 14, 1997, File No. 0-21633).

           10.4+ Employment Agreement between the Company and Richard H. Walker dated April 3, 1996, (Incorporated by reference to
                       Exhibit 10.5 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.5+ Employment Agreement between the Company and Paul Spindler dated April 3, 1996, (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.6+ Employment Agreement between the Company and Maurice R. Johnson dated June 28, 1996, (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.7+ Employment Agreement between Michael Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to Exhibit 10.27 of the Company's 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 0-21633).

           10.8+ Employment Agreement between Gary Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to Exhibit 10.28 of the Company's 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 0-21633).

           10.9+ Employment Agreement between John Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to Exhibit 10.29 of the Company's Form 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 0-21633).

           10.10+ Employment Agreement by and between Robert T. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit 10.31 of the Company's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 0-21633).

           10.11+ Employment Agreement by and between Larry D. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit 10.32 of the Company's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 0-21633).

           10.12+ Employment Agreement by and between William A. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit 10.33 of the Company's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 0-21633).

           10.13+ Independent Contractor Agreement by and between the Company, Cash Registers, Inc. and Floyd Shirrell (Incorporated by reference to Exhibit 10.36 of the Company's 8-K dated June 6, 1997, filed on June 20, 1997, File No. 0-21633).

           10.14 Lease Agreement between Paul Thompson, Cash Registers, Incorporated and Coye D. King dated October 30, 1987, (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.15 Stock Purchase Agreement by and among the Company, Cash Registers, Inc. and Maurice R. Johnson, Andrew D. King and C. Stephen King, dated as of June 26, 1996, (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

           10.16 Building Lease dated May 29, 1990, by and between Automated Register Systems, Inc., Michael J. Pollastro, Gary T. Pollastro, and John and Carmen Pollastro, as amended by First Amendment to Building Lease dated January 1, 1997, by and between Automated Retail Systems, Inc., Michael Pollastro, Gary T. Pollastro, and John and Carmen Pollastro (Incorporated by reference to Exhibit 10.25 of the Company's Form 8-K dated December 31, 1996, filed on January 15, 1997, File No. 000-21633).

           10.17* Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc. and Coast Business Credit dated December 11, 1997.

           10.18* First Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc. and Coast Business Credit dated January 6, 1998.

           10.19* Second Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc. and Coast Business Credit dated February 2, 1998.

           11*         Statement of Computation of Per Share Earnings.

           21*         List of Subsidiaries of the Company.

           23.1**      Consent of Ernst & Young LLP.

           23.2*       Consent of Deloitte & Touche LLP.

           27*         Financial Data Schedule.

(c) Reports on Form 8-K

    During the last quarter of the year covered by this report, the Company filed the following Current Reports on Form 8-K:

    i. On October 6, 1997, the Company filed a report on Form 8-K reporting, under Item 4 thereof, that it had changed its principal accountants from Ernst & Young LLP to Deloitte & Touche LLP. The change was effective September 30, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Bristol Retail Solutions, Inc. (Registrant)

                                  By: /s/          RICHARD H. WALKER
                                      ------------------------------------------
                                                   Richard H. Walker
                                             President, Chief Executive
                                                 Officer and Director
                                  Date: April 15, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                   TITLE                                       DATE
        ---------                                   -----                                       ----
/s/ RICHARD H. WALKER                 Chief Executive Officer, President and Director        April 15, 1998
-------------------------------       (Principal Executive Officer)
Richard H. Walker

/s/ PAUL SPINDLER                     Executive Vice President, Chairman of the Board and    April 15, 1998
-------------------------------       Director
Paul Spindler

/s/ MICHAEL S. SHIMADA                Chief Financial Officer                                April 15, 1998
-------------------------------       (Principal Accounting and Financial Officer)
Michael S. Shimada

/s/ LAWRENCE COHEN                    Director                                               April 15, 1998
-------------------------------
Lawrence Cohen

/s/ JACK BORSTING                     Director                                               April 15, 1998
-------------------------------
Dr. Jack Borsting

/s/ THOMAS LUTRI                      Director                                               April 15, 1998
-------------------------------
Dr. Thomas Lutri


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         BRISTOL RETAIL SOLUTIONS, INC.

                                                                            PAGE
                                                                            ----
Report of Independent Auditors - Ernst & Young LLP.......................... 22

Independent Auditors' Report - Deloitte & Touche LLP........................ 23

Consolidated Balance Sheets
  as of December 31, 1997 and December 31, 1996............................. 24

Consolidated Statements of Operations
  for the year ended December 31, 1997 and for
  the period from inception (April 3, 1996) to December 31, 1996............ 25

Consolidated Statements of Stockholders' Equity for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996 ... 26

Consolidated Statements of Cash Flows
  for the year ended December 31, 1997 and
  for the period from inception (April 3, 1996) to December 31, 1996........ 27

Notes to Consolidated Financial Statements.................................. 29

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Bristol Retail Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Bristol Retail Solutions, Inc. (the Company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (April 3, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bristol Retail Solutions, Inc. at December 31, 1996 and the consolidated results of its operations and its cash flows for the period from inception (April 3, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Orange County, California
March 27, 1997

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Bristol Retail Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Bristol Retail Solutions, Inc. and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol Retail Solutions, Inc. and subsidiaries at December 31, 1997 and the results of their operations and cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 27, 1998


                         BRISTOL RETAIL SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,      DECEMBER 31,
                                                                                                         1997              1996
                                                                                                    -------------     -------------
                                              ASSETS
Current assets:
    Cash and cash equivalents                                                                        $   715,929       $ 5,475,674
    Accounts receivable, net of allowance for doubtful accounts of $382,990
       and $39,090 at December 31, 1997 and 1996                                                       3,202,787         1,296,956
    Inventories                                                                                        3,314,029         2,169,531
    Prepaid expenses and other current assets                                                            422,860            88,628
    Current portion of note receivable                                                                   144,380                --
    Amounts due from related parties                                                                          --            67,028
                                                                                                     ------------      ------------
     Total current assets                                                                              7,799,985         9,097,817

Property and equipment, net                                                                              759,725           250,826
Intangible assets, net of accumulated amortization of $265,801
      and $18,589 at December 31, 1997 and 1996                                                        4,160,964         1,693,400
Note receivable-noncurrent portion                                                                       293,839                --
Other assets                                                                                             797,117           127,656
                                                                                                     ------------      ------------
     Total assets                                                                                    $13,811,630       $11,169,699
                                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                                            $ 2,060,141       $   438,441
    Accounts payable                                                                                   2,005,677           964,625
    Accounts payable to related party                                                                     21,613                --
    Accrued salaries, wages and related benefits                                                         775,628           210,567
    Accrued expenses                                                                                     540,703           230,889
    Deferred revenue                                                                                   1,596,296           427,059
    Customer advances                                                                                    399,758           425,717
    Income taxes payable                                                                                  63,229           179,000
    Note payable to related party                                                                             --            40,000
    Current portion of long-term debt                                                                     54,110                --
    Current portion of capital lease obligations                                                          19,264            17,029
                                                                                                     ------------      ------------
     Total current liabilities                                                                         7,536,419         2,933,327

Capital lease obligation - noncurrent portion                                                             14,827            36,879

Other long-term liabilities                                                                               66,998            24,500

Commitments and contingencies (note 8)

Stockholders' equity:
    Preferred stock, $.001 par value:
       4,000,000 shares authorized and no shares issued or outstanding                                        --                --
    Common stock, $.001 par value:
       20,000,000 shares authorized; 5,548,510 and 5,543,510 shares issued and outstanding
       at December 31, 1997;  4,745,654 shares issued and outstanding at December 31, 1996                 5,548             4,746
    Additional paid-in-capital                                                                        11,287,695         8,276,872
    Accumulated deficit                                                                               (5,075,232)         (106,625)
                                                                                                     ------------      ------------
                                                                                                       6,218,011         8,174,993
Less 5,000 shares of treasury stock, at cost                                                             (24,625)               --
                                                                                                     ------------      ------------
     Total stockholders' equity                                                                        6,193,386         8,174,993
                                                                                                     ------------      ------------
     Total liabilities and stockholders' equity                                                      $13,811,630       $11,169,699
                                                                                                     ============      ============

See accompanying notes to consolidated financial statements.



                         BRISTOL RETAIL SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Inception
                                                                                  Year Ended          (April 3, 1996) to
                                                                              December 31, 1997       December 31, 1996
                                                                             --------------------    ---------------------
Revenue:
       System sales and installation                                            $     13,501,805       $        3,120,350
       Service and supplies sales                                                      7,586,682                1,075,880
                                                                                -----------------      -------------------
Net revenue                                                                           21,088,487                4,196,230
Cost of revenue:
       Cost of system sales and installation                                           8,862,489                2,161,340
       Cost of service and supplies sales                                              5,830,955                  684,655
                                                                                -----------------      -------------------
Total cost of revenue                                                                 14,693,444                2,845,995
                                                                                -----------------      -------------------

Gross margin                                                                           6,395,043                1,350,235

Operating expenses:
           Selling, general and administrative expenses                                8,955,793                1,452,215
           Goodwill writedown                                                          1,871,471                       --
           Research and development costs                                                554,076                       --
                                                                                -----------------      -------------------
Total operating expenses                                                              11,381,340                1,452,215
                                                                                -----------------      -------------------

Operating loss                                                                        (4,986,297)                (101,980)

Other (income) expense                                                                   (20,190)                   2,845
                                                                                -----------------      -------------------
Loss before income taxes                                                              (4,966,107)                (104,825)
Provision for income tax                                                                   2,500                    1,800
                                                                                -----------------      -------------------

Net loss                                                                        $     (4,968,607)      $         (106,625)
                                                                                =================      ===================

Basic and diluted net loss per share                                            $          (0.96)      $            (0.03)
                                                                                =================      ===================

Basic and diluted weighted average common shares outstanding                           5,198,156                3,319,738
                                                                                =================      ===================


See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK         ADDITIONAL     ACCUMULATED      TREASURY STOCK
                                          SHARES     AMOUNTS    PAID-IN-CAPITAL    DEFICIT      SHARES      AMOUNTS       TOTAL
                                       ----------  ----------  ----------------  -----------  ----------  ----------  -------------
  Balance at April 3, 1996                    --   $      --   $            --   $       --          --   $      --   $         --
  Issuance of shares to founders       2,648,745       2,649            17,351           --          --          --         20,000
  Issuance of shares in
     private placement, net of
     issuance costs of $35,252           577,417         577           509,171           --          --          --        509,748
  Issuance of shares to directors         23,838          24            22,476           --          --          --         22,500
  Issuance of shares in
     initial public offering,
     net of issuance costs of
     $1,660,026                        1,437,500       1,438         6,963,536           --          --          --      6,964,974
  Issuance of warrants in initial
     public offering, net of
     issuance costs of $8,984                 --          --            80,859           --          --          --         80,859
  Issuance of warrants to underwriter         --          --               188           --          --          --            188
  Issuance of shares in connection
     with acquisition of ARS              58,154          58           683,291           --          --          --        683,349
  Net loss                                    --          --                --     (106,625)         --          --       (106,625)
                                       ----------  ----------  ----------------  -----------  ----------  ----------  -------------
  Balance at December 31, 1996         4,745,654       4,746         8,276,872     (106,625)         --          --      8,174,993
  Compensation expense                                                   8,021                                              8,021
  Issuance of shares in connection
     with acquisitions                   802,856         802         3,002,802           --          --          --      3,003,604
  Purchase of treasury shares                 --          --                --           --      (5,000)    (24,625)       (24,625)
  Net loss                                    --          --                --   (4,968,607)         --          --     (4,968,607)
                                       ----------  ----------  ----------------  -----------  ----------  ----------  -------------
  Balance at December 31, 1997         5,548,510   $   5,548   $    11,287,695  $(5,075,232)     (5,000)  $ (24,625)  $  6,193,386
                                       ==========  ==========  ================ ============  ==========  ==========  =============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            INCEPTION
                                                                                   YEAR ENDED            (APRIL 3, 1996)
                                                                                  DECEMBER 31,           TO DECEMBER 31,
                                                                                      1997                    1996
                                                                                 ---------------         ---------------
Cash flows from operating activities
   Net loss                                                                      $   (4,968,607)         $     (106,625)
   Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
         Depreciation                                                                   207,613                  29,552
         Amortization                                                                   415,854                  18,589
         Provision for doubtful accounts                                                231,984                  13,000
         Provision for excess and obsolete inventories                                  494,863                  30,000
         Stock compensation expense                                                       8,021                      --
         Goodwill write-down                                                          1,871,471                      --
         Changes in operating assets and liabilities, net of effect of acquisitions:
              Accounts receivable                                                      (289,471)               (111,184)
              Inventories                                                              (240,234)               (413,664)
              Prepaid expenses and other assets                                        (373,099)                (17,641)
              Accounts payable                                                           (9,956)                124,760
              Other accrued expenses                                                    313,284                 139,337
              Deferred revenue                                                          152,196                  37,240
              Customer advances                                                         (38,659)                188,597
              Other long-term liabilities                                                32,969                  24,500
                                                                                 ---------------         ---------------

Net cash used in operating activities                                                (2,191,771)                (43,539)

Cash flows from investing activities
       Cash paid for acquisitions, net of cash acquired                              (3,007,701)             (2,035,463)
       Receivables from rescinded acquisition                                          (600,000)                     --
       Purchases of property and equipment                                             (207,606)                (85,646)
                                                                                 ---------------         ---------------

Net cash used in investing activities                                                (3,815,307)             (2,121,109)

Cash flows from financing activities
       Repayment of capital lease obligations                                           (27,817)                 (7,540)
       Repayment of note payable to related party                                       (47,922)                     --
       Net borrowings on line of credit                                               1,371,700                  49,593
       Repayment of long-term debt                                                      (24,003)                     --
       Issuance of subordinated notes payable                                                --                 817,500
       Repayment of subordinated notes payable                                               --                (817,500)
       Issuance (repurchase) of common stock, net of offering costs                     (24,625)              7,517,222
       Issuance of warrants, net of offering costs                                           --                  81,047
                                                                                 ---------------         ---------------

Net cash provided by financing activities                                             1,247,333               7,640,322
                                                                                 ---------------         ---------------

Net increase (decrease) in cash and cash equivalents                                 (4,759,745)              5,475,674
Cash and cash equivalents at beginning of period                                      5,475,674                      --
                                                                                 ---------------         ---------------
Cash and cash equivalents at end of period                                       $      715,929          $    5,475,674
                                                                                 ===============         ===============

Supplemental disclosures of cash flow information:
Cash paid for interest                                                           $      111,082          $       46,125
                                                                                 ===============         ===============
Cash paid for income taxes, net                                                  $       40,410          $        4,000
                                                                                 ===============         ===============

Supplemental disclosure of noncash transactions
Capital lease obligations                                                        $           --          $       54,884
                                                                                 ===============         ===============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (continued):

The Company issued common stock and cash in connection with certain business combinations completed during the year ended December 31, 1997 and the period from inception (April 3, 1996) to December 31, 1996. The fair values of the assets acquired and the liabilities assumed at the dates of the respective acquisitions are presented as follows:

                                                                                                    Inception
                                                                         Year Ended            (April 3, 1996) to
                                                                      December 31, 1997         December 31, 1996
                                                                    ----------------------     --------------------

       Current assets, net of cash acquired                            $        3,534,044         $      3,133,560
       Property and equipment                                                     895,255                  139,848
       Long-term assets                                                           270,032                  116,750
       Intangible assets                                                        4,581,016                1,712,379
                                                                               (2,888,479)              (2,376,771)
       Long-term debt, net of current portion                                    (380,563)                  (6,954)
                                                                    ----------------------     --------------------
          Net assets acquired                                          $        6,011,305         $      2,718,812
                                                                    ======================     ====================

The acquisitions were funded as follows:
       Cash                                                          $          3,007,701         $      2,035,463
       Common stock                                                             3,003,604                  683,349
                                                                    ----------------------     --------------------
                                                                     $          6,011,305         $      2,718,812
                                                                    ======================     ====================

Effective June 1, 1997, the Company transferred certain land, buildings and building improvements, acquired as part of the EBM acquisition, with a fair value of $381,000, and certain loans aggregating $381,000, assumed as part of the EBM acquisition, to the former owner of EBM.

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Bristol Retail Solutions, Inc. (the Company, formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the State of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. As of December 31, 1997, the Company has acquired six subsidiaries. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation
(VAR) systems, the sale of supplies and from service fees charged to customers under service agreements. Sales and service operations are located in various states throughout the western and midwestern United States.

BASIS OF PRESENTATION

         The accompanying consolidated December 31, 1997 financial statements include the accounts of Bristol Retail Solutions, Inc. (the Company) and its wholly-owned subsidiaries: Cash Registers, Inc (CRI) which includes (MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM)); Automated Register Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); and Pacific Cash Register and Computer, Inc. (PCR) (collectively, Acquisitions) from the date of acquisition. The accompanying consolidated December 31, 1996 financial statements include the accounts of the Company and its wholly-owned subsidiaries CRI and ARS from the date of acquisition. All intercompany transactions have been eliminated in consolidation.

         The Company's acquisitions were accounted for in the Company's consolidated financial statements as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase prices were allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $6,298,000 to excess of cost over net assets acquired. The results of the Acquisitions are included in the Company's consolidated financial statements subsequent to the respective date of acquisitions. Accordingly, the financial statements for the period subsequent to the Acquisitions are not comparable to the financial statement amounts for the periods prior to the Acquisitions (SEE
NOTE 3, ACQUISITIONS).

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed principally by accelerated methods for income tax and financial reporting purposes over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized over the shorter of their useful life or remaining term the lease using the straight-line basis.

INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill which represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives of 15 and 20 years.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated expected future cash flows. The Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. During the fourth quarter of 1997, the Company recorded a $1,871,000 write-down of goodwill (SEE NOTE 2, GOODWILL WRITE-DOWN).

PREPAID LICENSE FEES

         The Company has prepaid amounts to a related party for certain software license agreements. These amounts will be amortized as the licenses are sold. The Company had prepaid license fees of $102,750 as of December 31, 1997 and 1996 which is included in other assets.

REVENUE RECOGNITION

         The Company recognizes revenue for system sales upon delivery of the system to the customer. The Company sells product and support service contracts for hardware, peripheral support and software which generally cover a period of twelve months. Revenues from such service contracts are deferred and amortized on a straight-line basis over the life of the contracts. Deferred revenue represents the unrealized portion of deferred maintenance contract revenue.

SOFTWARE DEVELOPMENT COSTS

         As a systems integrator, the Company provides its customers with turnkey software solutions including proprietary software products exclusively for application to retail operations. Purchased software, which generally has alternative future uses, is included in other assets and amortized, using the straight-line method, over the estimated economic life of the software of three to five years. Unamortized purchased software costs at December 31, 1997 and related amortization expense for the year then ended, was not material. The costs of internal development of proprietary software are expensed as research and development until technological feasibility is established. No internal software development costs were capitalized at December 31, 1997, or amortized during the year then ended, as the Company generally has not established evidence of technological feasibility pursuant to generally accepted accounting principles prior to completing development of each software product.

INCOME TAXES

         The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's cash, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity of these items. The fair value of debt approximated its carrying amount at the balance sheet date based on rates currently available to the Company for debt with similar terms and remaining maturities.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CREDIT RISK

         The Company sells its products on credit terms, performs ongoing credit evaluations of its customers and generally does not require collateral.

STOCK-BASED COMPENSATION

         The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense is recognized under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

         To calculate the pro forma information required by SFAS 123, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

BASIC AND FULLY DILUTED PER SHARE INFORMATION

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. All historical earnings per share information has been restated as required by SFAS No. 128.

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants. Common equivalent shares have not been included where inclusion would be antidilutive.

         Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and warrants, were antidilutive for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income that are excluded from net income include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective for interim periods and years beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined what its reporting segments are. The disclosures prescribed by SFAS No. 131 are effective for interim periods and years beginning after December 15, 1997.

2. GOODWILL WRITEDOWN

         The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company determined that certain amounts recorded as goodwill that resulted from prior acquisitions had been impaired and was no longer recoverable. This determination was made based on an analysis of future estimated operating results for certain subsidiaries compared to the carrying amount of the asset to the estimated future cash flows. As a result of the above analysis, the previously recorded amounts for goodwill were written down by $1,871,000 and such write-off is recorded in the accompanying statement of operations for the year ended December 31, 1997.

3. ACQUISITIONS

         During 1997 and 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

         On June 28, 1996, the Company acquired all of the outstanding common stock of CRI, a POS systems dealer in Kentucky and southern Ohio, for cash consideration of $955,000, including acquisition costs of $72,000. The excess of purchase price over the fair values of the net assets acquired was $557,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

         On December 31, 1996, the Company, through its wholly-owned subsidiary, Bristol Merger Corporation, acquired all of the outstanding common stock of ARS, a POS systems dealer in Washington, for consideration of $1,025.000 in cash, including $78,000 of acquisition costs, and 58,154 shares of non-registered, restricted common stock of the Company valued at approximately $683,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $1,160,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

         On April 1, 1997, the Company, through its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData, a POS dealer with operations in Illinois and Kentucky, for consideration of $98,000 in cash, including $19,000 of acquisition costs, and 11,415 shares of non-registered, restricted common stock of the Company, valued at approximately $136,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $155,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On May 29, 1997, the Company acquired Smyth for consideration of $2,369,000 in cash, including $20,000 of acquisition costs, and 569,408 shares of non-registered, restricted common stock of the Company, valued at approximately $2,064,000 at the acquisition date. Smyth operates through two divisions which provides VAR systems to customers throughout the United States and POS systems to customers in Southern California and Ohio. The excess of purchase price over the fair values acquired was $3,328,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired EBM, a POS dealer with operations in Indiana and Kentucky, for consideration of $483,000 in cash, including $62,000 of acquisition costs, and 147,033 shares of non-registered, restricted common stock of the Company, valued at approximately $579,000 at the acquisition date. The excess of purchase price over the fair values acquired was $838,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On August 5, 1997, the Company acquired all of the outstanding common stock of PCR, a POS dealer with operations in Northern California, for consideration of $165,000 in cash, including $13,000 of acquisition costs, and 75,000 shares of non-registered, restricted common stock of the Company, valued at approximately $225,000 at the acquisition date. The excess of purchase price over the fair values acquired was $260,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         The purchase prices have been allocated to the assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition (SEE SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION).

         The following presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996 as if the CRI, ARS, Smyth and EBM acquisitions had been consummated on April 3, 1996, and includes certain pro forma adjustments resulting from the acquisitions, including the amortization of goodwill.

                                                                  FROM INCEPTION
                                                     YEAR            (APRIL 3,
                                                    ENDED             1996) TO
                                                 DECEMBER 31,      DECEMBER 31,
                                                1997 PRO FORMA    1996 PRO FORMA
                                                  AS ADJUSTED       AS ADJUSTED
                                                --------------    --------------
 Net revenue                                     $26,882,849       $10,085,836
 Net income (loss)                                (5,153,593)           23,900
 Basic and Diluted net income (loss) per share          (.94)              .01
 Shares used in computing basic and diluted
   net income (loss) per share                     5,491,352         3,541,166

         Options to purchase 418,166 shares of common stock at $6.00 per share were outstanding during the second half of 1996, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares.

         The unaudited pro forma consolidated results of operations are presented for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred on April 3, 1996 or the results which may occur in the future.

         On May 9, 1997, pursuant to a merger agreement dated April 30, 1997, the Company acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida, for consideration of $1,192,000 in cash, including $92,000 of acquisition costs, and 130,434 shares of non-registered, restricted common stock of the Company, valued at approximately $750,000. On July 23, 1997, the Company entered into a Rescission Agreement whereby the merger agreement and all of the transactions contemplated thereunder were rescinded in their entirety effective as of April 30, 1997. In accordance with the Rescission Agreement, (i) all of the 130,434 shares of common stock have been returned to the Company and canceled; (ii) the shareholder of ISE has refunded to the Company $250,000 in cash; (iii) the shareholder of ISE has delivered to the Company a promissory note in the amount of $350,000 bearing interest at 8.5% to be paid in thirty equal monthly installments commencing in January 1998; (iv) the shareholder of ISE will from time to time make monthly transfers of finished goods inventory to the Company, with an aggregate market value of up to $250,000; and (v) a consulting agreement has been executed by the shareholder of ISE to provide consulting services to the Company through December 31, 2001 for a fee of $250,000, which fee has been prepaid by the Company. All costs incurred related to the acquisition and the subsequent rescission have been expensed in the accompanying statements of operations.

4. CONCENTRATIONS OF CREDIT RISK

         The Company sells its products primarily to quick-service restaurants, grocery stores and other retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have historically been minimal and such losses have been within management's expectations.

         For the year ended December 31, 1997, there was no customer that accounted for more than 10% of sales. For the period from inception (April 3, 1996) to December 31, 1996, 33% of revenues were attributable to one major quick-service food franchisor and its franchisees. The Company purchased its hardware primarily from three main vendors, sales of products from these vendors accounted for 32% and 51% of net revenue for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996, respectively.

5. INVENTORIES

         Inventories consist primarily of POS terminals, peripherals, paper and other supplies for resale to customers, as well as items to support maintenance contracts. Inventories held by revenue type were as follows:

                                              DECEMBER 31,        DECEMBER 31,
                                                  1997                1996
                                              ------------        ------------
    Systems and  installation inventories     $  2,417,472        $  1,469,404
    Services and supplies inventories              896,557             700,127
                                              ------------        ------------
                                              $  3,314,029        $  2,169,531
                                              ============        ============

         Included in services and supplies inventories at December 31, 1997 and December 31, 1996 is approximately $431,479 and $365,255, respectively, of used or refurbished parts and components which the Company has on hand to fulfill maintenance contract requirements. Due to the nature of the systems installed and the longevity of the systems in general, service may be provided for several years after sale, causing much of the refurbished inventories on hand to be composed of older items. During the fourth quarter of 1997, the Company recorded a provision for excess and obsolete inventories of $451,182.

6. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                        DECEMBER 31,        DECEMBER 31,
                                            1997                1996
                                        ------------        ------------
      Furniture and equipment           $   673,251         $   154,053
      Automobiles                           215,688              35,754
      Leasehold improvements                107,685              90,571
                                        ------------        ------------
                                            996,624             280,378
      Less accumulated depreciation        (236,899)            (29,552)
                                        ------------        ------------
     Property and equipment, net        $   759,725         $   250,826
                                        ============        ============

7. SHORT-TERM BORROWINGS

         On December 17, 1997, the Company entered into a new line of credit that provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%, (10.25% at December 31, 1997); matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventory. At December 31, 1997, the Company was in compliance with the covenants on the line of credit.

8. COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities, equipment and vehicles under noncancelable capital leases and operating lease arrangements expiring in various years through 2003. Certain of the operating leases may be renewed for periods ranging from one to three years.

         Future annual minimum lease payments for noncancelable capital and operating leases at December 31, 1997 were:

                                                 CAPITAL          OPERATING
                                                 LEASES             LEASES
                                               ----------        ----------
    1998                                       $  25,043         $ 790,519
    1999                                          16,057           643,003
    2000                                              --           334,612
    2001                                              --           243,762
    2002                                              --           226,498
    Thereafter                                        --           180,760
                                               ----------        ----------
    Total minimum lease payments                  41,100         $2,419,154
    Amounts representing interest                 (7,009)        ==========
                                               ----------
    Present value of minimum lease payments       34,091
    Current portion                              (19,264)
                                               ----------
    Long-term capital lease obligations        $  14,827
                                               ==========

         Rent expense for the year ended December 31, 1997 was $581,438, of which $48,000 was paid to a director of CRI and $173,760 was paid to a officer of ARS. Rent expense for the period from inception (April 3, 1996) to December 31, 1996 was $123,441, of which $15,000 was paid to a director of CRI.

         The net book value of assets under capital lease at December 31, 1997 was $28,967.

         In connection with its proposed move from its current location in London, Kentucky, CRI has agreed to negotiate in good faith a definitive lease regarding up to 12,000 square feet of office and warehouse space to be constructed by two officers and former owners of CRI. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for 10 years and the rate will be $6.00, $8.00, and $10.00 dollars per square foot for years one, two, and three through ten, respectively. The Company has agreed to guarantee these lease payments. The Company believes that the terms of the contract were equivalent to those that would be under an arm's-length transaction.

         In connection with the merger of ARS into the Company on December 31, 1996, an amended lease agreement was executed with the former owners of ARS, certain of whom are now officers of ARS, for the office facility which ARS currently occupies. The amended lease is at a monthly rate of $15,063 and expires in December 2003. The mortgage on this building is guaranteed by ARS. The mortgage balance outstanding at December 31, 1997 was $331,000.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2004 and provide for minimum salary levels and incentive bonuses based on the attainment of certain management goals. If such goals are not met, certain agreements provide for guaranteed bonus amounts. The aggregate commitment for future salaries and the guaranteed bonus amounts was $7,106,878 at December 31, 1997. In addition, the Company has entered into an employment contract with an employee, expiring in 2008, that provides for a minimum salary and certain guaranteed bonus amounts that are payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1997 was $443,275.

         The Company has a independent contractor agreement, with a former owner of a subsidiary, expiring in 2003. The commitment for future payments under this contract at December 31, 1997 was $650,000.

LITIGATION

         The Company's subsidiaries have been, from time to time, parties to various lawsuits and other matters involving ordinary and routine claims arising in the normal course of business. In the opinion of management of the Company and its counsel, although the outcomes of these claims and suits are not presently determinable, in the aggregate, they should not have a material adverse affect on the Company's business, financial position or results of operations or cash flows.

         At December 31, 1996, the Company had $83,000 accrued in connection with a lawsuit wherein CRI is being sued by a former employee. In accordance with the purchase agreement between the Company and the former owners of CRI, the Company's liability is limited to $83,000 in connection with this suit. Any amounts in excess of $83,000 are recoverable from amounts due to the former owners under certain lease and employment agreements. In February 1998, CRI paid $50,213 as settlement of the Court of Appeals affirming the award of $31,950 plus interest of $18,263. There is still pending one remaining claim, and the Company is vigorously fighting the claim.

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

9. STOCKHOLDERS' EQUITY

WARRANTS

         At December 31, 1997, the Company had outstanding 718,750 Class A Redeemable Common Stock Purchase Warrants (Warrants) that entitle each holder to purchase one share of common stock for $6.00 during a five-year period commencing December 12, 1997. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain circumstances. Commencing February 12, 1998, the Warrants are redeemable by the Company at $.01 per Warrant upon thirty-days' prior written notice, provided the closing bid price of the common stock shall have been at least $10.00 per share for the twenty consecutive trading days ending on the third day prior to the date of the notice of redemption.

         At December 31, 1997, the Company had outstanding 125,000 Underwriters' Stock Warrants which entitle the holders thereof to purchase up to 125,000 shares of common stock at $8.70 per share. In addition, the Company had 62,500 Underwriters' Warrants entitling the holders to purchase up to 62,500 Warrants at $.125 per Warrant. The Warrants underlying the Underwriters' Warrants entitle the holders to purchase up to 62,500 shares of common stock at $8.70 per share. Both the Underwriters' Stock Warrants and the Underwriters' Warrants are exercisable during a four year period commencing November 12, 1996. The Underwriters' Stock Warrants and Underwriters' Warrants contain antidilution provisions providing for adjustment upon the occurrence of certain events.

         Holders of the Company's warrants do not possess any rights as stockholders of the Company until they exercise their warrants and, accordingly, holders of the Company's warrants are not entitled to vote in matters submitted to the shareholders and are not entitled to receive dividends.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

         The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Preferred Stock. So long as any of shares Series A Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained.

STOCK SPLIT

         On September 11, 1996, the Board of Directors authorized a 1-for-1.9 reverse split of its common stock, which was effected on October 16, 1996. The accompanying consolidated financial statements have been retroactively restated to reflect such stock split.

EMPLOYEE STOCK PURCHASE PLAN

         The 1997 Employee Stock Purchase Plan of Bristol Retail Solutions, Inc. (the 1997 Employees Plan) was adopted by the Board of Directors and approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 20, 1997. The 1997 Employees Plan allows eligible employees of the Company to subscribe for, and purchase shares of, the Company's common stock directly from the Company at a discount from the market price, in installments through authorized payroll deductions. A total of 200,000 shares of common stock are authorized to be issued.

         Common stock is purchased on each semi-annual purchase date at a purchase price equal to eighty-five (85%) percent of the lower of (i) the fair market value per share of common stock on the entry date into that offering period; or (ii) the fair market value per share on that semi-annual purchase date. The maximum number of shares of common stock purchasable per participant on any semi-annual purchase date shall not exceed 1,000 shares. Purchase rights are not granted under the 1997 Employees Plan to any eligible employee if such individual would, immediately after grant, own or hold outstanding options or other rights to purchase stock possessing five percent (5%) or more of the total combined voting power of all classes of stock of the Company or any of its corporate affiliates.

         As of December 31, 1997, no shares have been issued under the 1997 Employees Plan.

EQUITY PARTICIPATION PLAN

         The 1996 Equity Participation Plan of Bristol Retail Solutions, Inc. (the Stock Option Plan) was adopted by the Board of Directors and approved by the written consent of the majority of the stockholders on July 31, 1996. The Stock Option Plan provides for the grant of stock options, restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights to employees, consultants and affiliates. Options granted under the Stock Option Plan may be incentive stock options (ISOs) or nonstatutory stock options (NSOs). ISOs may be granted only to employees and the exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date and the term of the options may not be more than ten years from the date of grant (110% of the fair market value and five years from the date of grant if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company). All other stock awards may be granted to employees, consultants, or affiliates. The exercise price of NSOs shall be determined by a committee appointed by the Board of Directors to administer the Stock Option Plan (the Committee) but shall not be less than the par value of a share of common stock on the grant date. The term of the NSOs shall be determined by the Committee.

         On April 3, 1997, the Board of Directors amended the Stock Option Plan to increase the number of shares authorized to 2,450,000 from 450,000 shares of common stock. The increase was approved by the stockholders on May 20, 1997. At December 31, 1997, options to purchase 1,405,000 shares of common stock were outstanding at exercise prices ranging from $2.875 to $3.163 per share. All options vest at a rate of 25% per year commencing on the first anniversary of the grant date. No other stock-based awards have been offered under the Stock Option Plan.

         Of the options granted, 50,000 were granted to nonemployees and were accounted for at their fair value in accordance with SFAS No. 123. The remaining options were issued to employees and were accounted for in accordance with APB Opinion No. 25 (Note 1). SFAS No. 123 requires the calculation of pro forma information regarding net loss and net loss per share as if SFAS No. 123 had been adopted for options issued to employees.

         In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996: risk-free interest rates of 5.8% and 6.6%, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 80% and 40%, respectively; and a weighted average expected life of the option of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996 follows:

                                                                FROM INCEPTION
                                             YEAR ENDED      (APRIL 3, 1996) TO
                                         DECEMBER 31, 1997    DECEMBER 31, 1996
                                         -----------------    -----------------

    Pro forma net loss                   $     (5,311,373)    $       (197,257)
    Pro forma basic and diluted          $          (1.02)    $          (0.06)
      net loss per share

         Option activity under the Stock Option Plan is as follows:

                                                               WEIGHTED-AVERAGE
                                            OPTIONS             EXERCISE PRICE
                                       -----------------      -----------------
    Outstanding - Inception                          --       $             --
     (April 3, 1996)
    Granted                                     418,166                   3.00
                                       -----------------      -----------------
    Outstanding - December 31, 1996             418,166                   3.00
    Granted                                   1,092,500                   3.01
    Forfeited                                  (105,666)                 (2.89)
                                       -----------------      -----------------

    Outstanding - December 31, 1997           1,405,000       $           3.02
                                       =================      =================

    Exercisable at end of period                 99,375       $           3.01

    Weighted-average fair value of     $           2.11
     options granted during the year

         The weighted-average remaining term of options outstanding as of December 31, 1997 is 7.6 years.

         On September 11, 1997, all outstanding stock options held by employees, officers, Board members and non-employees were repriced at $2.875, the closing market price on that date. The number of shares and vesting schedule of the new option grants is the same as that of the old options replaced. The Company initiated this repricing arrangement in order to retain and motivate key employees. A total of 1,092,500 options with exercise prices ranging from $3.63 to $11.16 were repriced.

SHARES RESERVED FOR FUTURE ISSUANCE

         At December 31, 1997, 2,511,250 shares of common stock were reserved for future issuance in connection with outstanding warrants and the Company's incentive stock option and employee stock purchase plans.

10.      INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                               FROM INCEPTION
                                             YEAR ENDED      (APRIL 3, 1996) TO
                                            DECEMBER 31,        DECEMBER 31,
                                               1997                 1996
                                        ------------------   ------------------
Current:
    Federal                             $              --    $              --
    State                                           2,500                1,800
                                        ------------------   ------------------
Total current                                       2,500                1,800

Deferred:
    Federal                                    (1,118,651)            (150,771)
    State                                        (242,154)             (44,159)
    Change in valuation allowance               1,360,805              194,930
                                        ------------------   ------------------
Total deferred                                         --                   --
                                        ------------------   ------------------
Provision for income taxes              $           2,500    $           1,800
                                        ==================   ==================

         Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
        Deferred tax assets:
      Net operating loss                            $   744,699     $     5,326
      Inventories                                       309,180          22,000
      Allowance for doubtful accounts                   164,686          15,636
      Deferred revenue                                  103,839          97,000
      Accrued compensation                              114,941          22,663
      Other reserves and allowances                     134,983          39,749
                                                    ------------    ------------
        Total deferred tax assets                     1,572,328         202,374

        Deferred tax liabilities:
      Tax over book depreciation                        (16,593)         (7,444)
                                                    ------------    ------------

        Net deferred tax assets                       1,555,735         194,930

        Valuation allowance on net deferred tax
            assets                                   (1,555,735)       (194,930)
                                                    ------------    ------------
        Net deferred taxes                          $        --     $        --
                                                    ============    ============

         The Company has recorded a valuation allowance against deferred tax assets as deemed necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. A portion of the valuation allowance relates to acquired temporary differences that, when realized, will be recorded as an adjustment to goodwill.

         At December 31, 1997, the Company has federal net operating loss carryforwards of $1,741,000 that begin to expire in the year 2011. Pursuant to
Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax provision is:


                                                                  FROM INCEPTION
                                        YEAR ENDED             (APRIL 3, 1996) TO
                                    DECEMBER 31, 1997           DECEMBER 31, 1996
                                  AMOUNT        PERCENT       AMOUNT        PERCENT
                               ------------  ------------  ------------  ------------
Tax at U.S. statutory rates    $(1,738,137)        (35.0)  $   (35,641)        (34.0)
State income taxes, net of
    federal tax benefit              1,625           0.0         1,800           1.7
Nondeductible goodwill             741,541          14.9         6,320           6.0
Change in valuation
    allowance                      967,880          19.5        28,078          26.8

Other                               29,591           0.6         1,243           1.2
                               ------------  ------------  ------------  ------------
                               $     2,500           0.0   $     1,800           1.7
                               ============  ============  ============  ============

11.  EMPLOYEE BENEFIT PLAN

         The Company's wholly-owned subsidiaries CRI, ARS and Smyth each sponsors a Section 401(k) employees savings plan, covering substantially all full-time employees who have worked for more than one year. Discretionary contributions were $46,461 for the year ended December 31, 1997. CRI made discretionary contributions of $14,761 for the period from inception (April 3, 1996) to December 31, 1996.

12.  RELATED PARTY TRANSACTIONS

         The Company had various transactions with related parties which were made in the normal course of business. A summary of these transactions is as follows:

                                                                                    PERIOD FROM
                                                                    YEAR             INCEPTION
                                                                   ENDED         (APRIL 3, 1996) TO
                                                                DECEMBER 31,        DECEMBER 31,
                                                                    1997               1996
                                                            ------------------   ------------------
Purchases from R.S.M.G for cash registers, officer of
   Smyth  is  an  officer  and  member  of  its  Board  of       $    421,746         $         --
Directors
Note paid to RBC, Inc., a company owned by the president
    of CRI                                                             40,000                   --
Rent paid to a director of CRI                                         48,000               15,000
Rent paid to Pollastro Properties, an officer of ARS                  173,760                   --
Auto leases paid to ARS Leasing Co, owned by an officer
    of ARS                                                             18,628                   --
Received payment from president of ARS                                (47,767)                  --
Insurance premiums paid for insurance coverage
    purchased through a broker who is a family
    member of a director and officer of the Company                    73,845              121,634

         Facility lease transactions with related parties are further discussed in Note 8, Commitments and Contingencies.

         Amounts payable to (due from) related parties were as follows:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1997            1996
                                                                ------------    ------------

Insurance premiums for insurance coverage
    purchased through a broker who is a family
    member of a director and officer of the Company             $   112,088     $        --
R.S.M.G.,officer of Smyth is a member of its
   Board of Directors                                                21,613              --
RBC, Inc. a company owned by the president
  of CRI                                                                 --          40,000
Pollastro Properties, Inc., owned by the former
   owners of ARS, certain of whom are now
   officers of ARS                                                       --          (7,000)
President of ARS                                                         --         (60,028)

13.  SUBSEQUENT EVENTS

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Preferred Stock. The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000 funded on March 18, 1998. The second and third installments of $500,000 each will subsequently close in thirty and sixty days, respectively, assuming that the various conditions set forth in the purchase agreement are met. The Series A Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be higher than 110% of the five-day average bid price prior to the date such shares were purchased. The dividends on the Series A Preferred Stock is payable quarterly in stock or in cash. The purchaser of the Series A Preferred Stock received warrants to purchase 125,000 shares for the first $1,000,000 installment. The agreement has a provision that prohibits the purchaser from owning more than 20% of the Company's common stock. In addition, if one of the two remaining installments might cause the purchaser to own more than 20% of the Company's outstanding common stock, then the installment will not fund.