Form 10KSB/A
period 1997-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-04-16
CIK 1016657

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[ X ] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

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

                                    PART III


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

           10.17 Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc. and Coast Business Credit dated December 11, 1997. (Incorporated by reference to Exhibit
                       10.17 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).

          10.18 First Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc. and Coast Business Credit dated January 6, 1998. (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).


          10.19 Second Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc. and Coast Business Credit dated February 2, 1998. (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).


          11           Statement of Computation of Per Share Earnings.
                       (Incorporated by reference to Exhibit 11 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).



          21 List of Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).


          23.1*        Consent of Ernst & Young LLP.

          23.2 Consent of Deloitte & Touche LLP. (Incorporated by reference to Exhibit 23.2 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).


          27           Financial Data Schedule. (Incorporated by reference to
                       Exhibit 27 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 0-21633).



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

                                  Bristol Retail Solutions, Inc. (Registrant)

                                  By: /s/          RICHARD H. WALKER
                                      ------------------------------------------
                                                   Richard H. Walker
                                             President, Chief Executive
                                                 Officer and Director
                                  Date: April 16, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                   TITLE                                       DATE
        ---------                                   -----                                       ----
/s/ RICHARD H. WALKER                 Chief Executive Officer, President and Director        April 16, 1998
-------------------------------       (Principal Executive Officer)
Richard H. Walker

/s/ PAUL SPINDLER                     Executive Vice President, Chairman of the Board and    April 16, 1998
-------------------------------       Director
Paul Spindler

/s/ MICHAEL S. SHIMADA                Chief Financial Officer                                April 16, 1998
-------------------------------       (Principal Accounting and Financial Officer)
Michael S. Shimada

/s/ LAWRENCE COHEN                    Director                                               April 16, 1998
-------------------------------
Lawrence Cohen

/s/ JACK BORSTING                     Director                                               April 16, 1998
-------------------------------
Dr. Jack Borsting

/s/ THOMAS LUTRI                      Director                                               April 16, 1998
-------------------------------
Dr. Thomas Lutri
