Form 10QSB
period 1998-03-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-05-15
CIK 1016657

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

(   )   Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from __________________ to __________________

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                Delaware                               58-2235556
     (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO).


5000 Birch Street, Suite 205, Newport Beach, California    92660
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


                                 (714) 475-0800
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value - 5,556,746 shares as of April 30, 1998 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of April 30, 1998

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index



Part I   --- FINANCIAL INFORMATION                                          Page

  Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheet as of March 31, 1998                        3

      Consolidated Statements of Operations for the three months ended
      March 31, 1998 and 1997                                                4

      Consolidated Statements of Cash Flows for the three months ended
      March 31, 1998 and 1997                                                5

      Notes to Consolidated Financial Statements                            6-8

  Item 2.  Management's Discussion and Analysis of Financial Condition      9-15
      and Results of Operations

Part II  --- OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 16
 Item 2.  Changes in Securities and Use of Proceeds                        16-17
 Item 6.  Exhibits and Reports on Form 8-K                                  18

Signature                                                                   19

                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 1998

                                     ASSETS


Current assets
     Cash and cash equivalents                                  $     1,327,807
     Accounts receivable, net of allowance for
       doubtful accounts of $392,809                                  2,960,951
     Inventories                                                      3,171,255
     Prepaid expenses and other current assets                          381,973
     Current portion of note receivable                                 147,187
                                                                ----------------
         Total current assets                                         7,989,173
Property and equipment, at cost:
     Furniture and equipment                                            695,024
     Automobiles                                                        214,688
     Leasehold improvements                                             110,327
                                                                ----------------
                                                                      1,020,039
     Accumulated depreciation and amortization                         (304,714)
                                                                ----------------
         Property and equipment, net                                    715,325
Intangible assets, net of accumulated amortization
  of $326,775                                                         4,099,990
Note receivable - noncurrent portion                                    259,271
Other assets                                                            867,798
                                                                ----------------
         Total assets                                           $    13,931,557
                                                                ================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                      $     2,122,805
     Accounts payable                                                 1,857,716
     Accounts payable to related party                                   32,778
     Accrued salaries, wages and related benefits                       789,411
     Accrued expenses                                                   360,125
     Deferred revenue                                                 1,576,297
     Customer advances                                                  462,082
     Current portion of long-term debt                                   36,275
     Current portion of capital lease obligations                        20,371
                                                                ----------------
         Total current liabilities                                    7,257,860
Capital lease obligations - noncurrent portion                            9,299
Other long-term liabilities                                              76,187
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.001 par value:
         4,000,000 shares authorized;
         Series A Convertible Preferred Stock: 10,000
         shares issued and outstanding (aggregate
         liquidation preference  $1,000,000)                                 10
     Common stock, $.001 par value:
         20,000,000 shares authorized; 5,556,746 and
         5,551,746 shares issued and outstanding                          5,557
     Additional paid-in capital                                      12,379,929
     Accumulated deficit                                             (5,772,660)
                                                                ----------------
                                                                      6,612,836
     Less 5,000 shares of treasury stock, at cost                       (24,625)
                                                                ----------------
         Total stockholders' equity                                   6,588,211
                                                                ----------------
         Total liabilities and stockholders' equity             $    13,931,557
                                                                ================

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                            Three Months Ended March 31,
                                                              1998                1997
                                                         ---------------    ---------------

Revenue:
      System sales and installation                      $    3,792,303     $    1,748,821
      Service and supplies sales                              2,469,593            911,477
                                                         ---------------    ---------------
Total revenue                                                 6,261,896          2,660,298
Cost of revenue:
      System sales and installation                           2,322,228          1,171,596
      Service and supplies sales                              1,739,654            689,335
                                                         ---------------    ---------------
Total cost of revenue                                         4,061,882          1,860,931
                                                         ---------------    ---------------
Gross margin                                                  2,200,014            799,367

Operating expenses:
      Selling, general and administrative expenses            2,427,702          1,284,821
      Research and development costs                            165,807                 --
                                                         ---------------    ---------------
Total operating expenses                                      2,593,509          1,284,821
                                                         ---------------    ---------------
Operating loss                                                 (393,495)          (485,454)

Other expense (income)                                           57,184            (51,518)
                                                         ---------------    ---------------
Loss before income taxes                                       (450,679)          (433,936)
Provision for income tax                                          2,500              1,050
                                                         ---------------    ---------------
Net loss                                                 $     (453,179)    $     (434,986)
                                                         ===============    ===============
Basic and diluted net loss per share                     $        (0.08)    $        (0.09)
                                                         ===============    ===============
Basic and diluted weighted average
  common shares outstanding                                   5,551,654          4,745,654
                                                         ===============    ===============





See accompanying notes to consolidated financial statements.



                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                1998                 1997
                                                          ----------------    ----------------
Cash flows from operating activities:
    Net loss                                              $    (453,179)      $      (434,986)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                               67,815                21,301
      Amortization                                              116,220                28,522
      Provision for doubtful accounts                            40,459                 9,162
      Provision for excess and obsolete inventories                  --                25,500
      Stock compensation expense                                     --                 8,021
      Changes in operating assets and liabilities:
           Accounts receivable                                  201,377                30,408
           Inventories                                          154,313               (82,350)
           Prepaid expenses and other assets                    (92,304)              (42,018)
           Accounts payable                                    (136,796)             (124,344)
           Other accrued expenses                              (232,357)              (54,401)
           Deferred revenue                                     (19,999)               64,144
           Customer advances                                     62,324               (13,082)
           Other long-term liabilities                            9,189                12,249
                                                        ----------------      ----------------
Net cash used in operating activities                          (282,938)             (551,874)

Cash flows from investing activities:
      Receivables from rescinded acquisition                     31,761                    --
      Purchases of property and equipment                       (27,690)              (13,359)
                                                        ----------------      ----------------
Net cash provided by (used in) investing activities               4,071               (13,359)

Cash flows from financing activities:
      Repayment of capital lease obligations                     (4,421)               (2,230)
      Net borrowings (repayments) on line of credit              62,664              (388,441)
      Repayment of long-term debt                               (17,835)                   --
      Issuance of preferred stock, net of offering costs        827,584                    --
      Issuance of common stock, net of offering costs            22,753                    --
                                                        ----------------      ----------------
Net cash provided by (used in) financing activities             890,745              (390,671)

Net increase (decrease) in cash and cash equivalents            611,878              (955,904)
Cash and cash equivalents at beginning of period                715,929             5,475,674
                                                        ----------------      ----------------
Cash and cash equivalents at end of period              $     1,327,807       $     4,519,770
                                                        ================      ================
Supplemental disclosures of cash flow information:
      Cash paid for interest                            $        89,815       $        12,734
                                                        ================      ================
      Cash paid for income taxes, net                   $         4,758       $        96,459
                                                        ================      ================
Non-cash financing activity:
      Warrants issued in connection with the sale of
      preferred stock                                   $        69,500     $              --
                                                        ================      ================

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1998


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. From its inception through March 31, 1998, the Company has acquired six companies. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under maintenance agreements. Sales and service operations are located in various states throughout the western and midwestern United States.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's acquisitions were accounted for in the Company's consolidated financial statements as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase prices were allocated to the underlying assets and liabilities based upon their respective fair market values. The results of the acquisitions are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. Accordingly, the financial statements for the periods subsequent to the acquisitions are not comparable to the financial statements for the periods prior to the acquisitions.

        The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles
(GAAP) and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

OPERATIONS

        The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under its credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1998. During the first quarter, the Company issued 10,000 shares of Series A Convertible Preferred Stock, at an issue price of $100 per share (see STOCKHOLDERS' EQUITY). However, the Company will require additional financing in order to continue its acquisition strategy. The Company currently intends to obtain additional financing through future issuances of debt or equity securities during the remainder of 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of acquisition strategy and the achievement of sustained profitable operations.

INCOME TAXES

        The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three months ended March 31, 1998 and 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

BASIC AND DILUTED PER SHARE INFORMATION

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. All historical earnings per share information has been restated as required by SFAS No. 128.

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

        At March 31, 1998 and 1997, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss available to common stockholders. Common stock equivalents, which consist of stock options and warrants, were antidilutive for the three months ended March 31, 1998 and 1997. Net loss available to common stockholders is computed as net loss plus cumulative preferred stock dividends of $2,000.

COMPREHENSIVE INCOME

        The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, during the quarter ended March 31, 1998. The Company's total comprehensive income for the quarter ended March 31, 1998, was a net loss of $697,000. Comprehensive income for the quarter consisted of the Company's net loss for the quarter of $453,000, preferred dividends of $2,000 and accretion of $242,000 to increase the Series A Convertible Preferred Stock issued on March 18, 1998 (see STOCKHOLDERS' EQUITY) to its face value of $100 per share. There were no items of other comprehensive income for the quarter ended March 31, 1997.

STOCKHOLDERS' EQUITY

        On January 2, 1998, the Company issued 8,236 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

        On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model.

CONTINGENCIES

        The Company's subsidiaries have been, from time to time, parties to various lawsuits and other matters involving ordinary and routine claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these claims and suits are not presently determinable, in the aggregate, the outcome of any of these matters will not have a material adverse affect on the Company's business, financial position or results of operations or cash flows.

        On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and is vigorously defending itself.

SUBSEQUENT EVENTS

        On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines, Co. (QBM), a POS dealer with operations in Sacramento, California, for an aggregate purchase price of $900,000 paid as follows: $500,000 in common stock of the Company, valued as of the closing date of the acquisition; $330,000 in cash; and a promissory note in the principal amount of $70,000 executed by the Company in favor of QBM. The aggregate purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997.

        The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed six acquisitions since its inception through the end of December 31, 1997, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the quarter ended March 31, 1998. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company expects that the acquisitions will continue to impact the Company's future operating results based on the Company's current acquisition strategy.

        This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Additional Factors That May Affect Future Results."

REVENUE

        The Company's consolidated revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Revenue for the quarter ended March 31, 1998 was $6,262,000 and was comprised of revenue from the six companies the Company had acquired prior to such quarter. This represents an increase of 135% from the Company's revenue of $2,660,000 for the quarter ended March 31, 1997. The increase in revenue from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 was due primarily to the revenue contributed by the additional businesses acquired during 1997.

        Revenue for the quarter ended March 31, 1998 was comprised of 61% Systems Revenue and 39% Service Revenue, as compared to a revenue composition of 66% Systems Revenue and 34% Service Revenue for the quarter ended March 31, 1997. The mix of revenue changed from 1997 to 1998 primarily due to an emphasis on service revenue at the companies acquired in the latter half of 1997.

        No customer accounted for more than 10% of revenue for the quarter ended March 31, 1998. Sales to one customer accounted for approximately 10% of revenue for the quarter ended March 31, 1997. Sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 21% of revenue for the quarter March 31, 1998, and approximately 60% of revenue for the quarter ended March 31, 1997. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, may have geographic limitations and have renewable one-year terms. A change in the Company's relationships with these principal vendors could have a material adverse effect on the Company's financial condition and results of operations.

GROSS MARGIN

        Gross margin increased to $2,200,000 for the three months ended March 31, 1998, from $799,000 for the three months ended March 31, 1997. As a percentage of sales, gross margin for the quarter ended March 31, 1998 was 35% and was comprised of gross margin for Systems Revenue of 39% and gross margin for Service Revenue of 30%. Gross margin for the quarter ended March 31, 1997 was 30% and was comprised of gross margin for Systems Revenue of 33% and gross margin for Service Revenue of 24%. The increase in gross margin for Systems Revenue between years was primarily due to an improved product mix. The increase in gross margin for Service Revenue was due to an increase in pricing and cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Total selling, general and administrative expenses in the first quarter of 1998 of $2,428,000 increased by $1,143,000 from the comparable prior-year period and represented 39% of total revenue, versus 48% of total revenue in the comparable prior year period. The increase in expenses between years was primarily due to the inclusion of the results of the companies acquired in the second and third quarters of 1997. The decrease in selling, general and administrative expenses as a percentage of revenue during the quarter ended March 31, 1998, compared to the comparable prior year quarter is primarily due to cost reductions realized through the consolidation of certain redundant branch locations and job functions. This decrease was partially offset by increases in administrative expenses at corporate headquarters needed to integrate acquired companies and support future growth.

RESEARCH AND DEVELOPMENT COSTS

        Research and development costs were $166,000 during the three-month period ended March 31, 1998 and consist primarily of internal costs to develop and upgrade proprietary, point-of-sale software targeted towards golf course and resort applications. The Company's policy is to expense such costs until technological feasibility is established. At March 31, 1998, such technological feasibility had not been established.

OTHER EXPENSE (INCOME)

        The Company earned interest income of $33,000 for the three-month period ended March 31, 1998 compared to $64,000 for the quarter ended March 31, 1997. In the prior year, the Company had earned interest income on the proceeds from an offering in November of 1996. These proceeds were subsequently used to fund the cash consideration for acquisitions consummated during 1997. The Company recognized interest expense of $90,000 for the three-month period ended March 31, 1998 compared to $13,000 for the quarter ended March 31, 1997. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit. The increase was a direct result of increased borrowings under the existing credit facilities over the prior year.

INCOME TAX PROVISION

        The Company recorded an effective income tax provision of (0.6%) and (0.2%) for the three-month periods ended March 31, 1998 and 1997, respectively. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

COMPREHENSIVE INCOME

        The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, during the quarter ended March 31, 1998. The Company's total comprehensive income for the quarter ended March 31, 1998, was a net loss of $697,000. Comprehensive income for the quarter consisted of the Company's net loss for the quarter of $453,000, preferred dividends of $2,000 and accretion of $242,000 to increase the Series A Convertible Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its face value of $100 per share. There were no items of other comprehensive income for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

        The Company had cash and cash equivalents of $1,328,000, working capital of $731,000 and capitalization of $6,588,000 at March 31, 1998. During the three months ended March 31, 1998, the Company used $283,000 of cash in operations; generated $4,000 from investing activities; and generated $891,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the issuance of preferred stock. During the three months ended March 31, 1997, the Company utilized $552,000 for operations; utilized $13,000 for the purchase of property and equipment; and utilized $391,000 for financing activities, primarily representing net repayments under the Company's line of credit facilities.

        On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model.

        On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines, Co. (QBM), a POS dealer with operations in Sacramento, California, for an aggregate purchase price of $900,000 paid as follows: $500,000 in common stock of the Company, valued as of the closing date of the acquisition; $330,000 in cash; and a promissory note in the principal amount of $70,000 executed by the Company in favor of QBM. The aggregate purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting.

        The Company has engaged, and in the foreseeable future will likely continue to engage, in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company other than the agreement with QBM discussed above. To continue this acquisition strategy, the Company will need to obtain additional financing (SEE ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS-NEED FOR ADDITIONAL FINANCING TO IMPLEMENT ACQUISITION STRATEGY).

        The Company anticipates that its current cash on hand, cash flow from operations and credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1998. At March 31, 1998, approximately $700,000 was available for the Company to borrow under the credit facilities. However the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company currently intends to obtain financing through future issuances of debt or equity securities. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

        The Company's business can be subject to seasonal influences. The POS dealers and systems integrators which the Company has acquired to date have typically had lower revenues in the quarters ending March 31 and December 31 primarily due to the lower level of new store openings by customers caused by inclement weather, contractor delays, budgetary concerns and/or holidays. The Company believes that this pattern of seasonality will continue in the foreseeable future.

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

        LIMITED OPERATING HISTORY. The Company was founded in April 1996 and, prior to the acquisition of CRI in June 1996, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that the Company will be able to implement successfully its strategic plan, to generate sufficient revenue to meet its expenses or to achieve or sustain profitability. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

        RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through May 11, 1998, the Company has completed seven acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations. Further, the Company's results of operations in quarters immediately following a material acquisition may be materially adversely effected while the Company integrates the acquired business into its existing operations. The Company may acquire certain businesses either that have been unprofitable or that have had inconsistent profitability prior to their acquisition. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy. If the Company is unable to implement successfully its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        NEED FOR ADDITIONAL FINANCING TO IMPLEMENT ACQUISITION STRATEGY. The Company currently intends to effect future acquisitions with cash generated from operations and future issuance of debt or equity securities. There can be no assurance that the Company will be able to obtain financing if and when it is needed on terms the Company deems acceptable. The inability of the Company to obtain financing would have a material adverse effect on the Company's ability to implement its acquisition strategy, and as a result, could require the Company to diminish or suspend its acquisition strategy.

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

        DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products), and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 21% of revenues for the period ended March 31, 1998. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

        RELIANCE ON KEY PERSONNEL. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers. In particular, the Company's operations are dependent on a great degree on the continued efforts of Chief Executive Officer, Richard H. Walker. Furthermore, the Company will in most probability continue to be dependent on the senior management of companies that are acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition. The Company is a party to employment agreements with Mr. Walker, as well as with Executive Vice President, Paul Spindler. The agreements with Messrs. Walker and Spindler terminate in the years 2004 and 2001, respectively, unless terminated earlier pursuant to the agreements, and each contains confidentiality provisions and covenants not to compete. State laws, however, may limit the enforceability of the confidentiality and/or non-competition provisions therein. The Company is currently the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Walker. There can be no assurance that the Company will maintain the policy in effect or that the coverage will be sufficient to compensate the Company for the loss of the services of Mr. Walker.

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

        As of March 31, 1998, the Company had issued 10,000 shares of Series A Convertible Preferred Stock (the Preferred Stock), at an issue price of $100 per share. Each share of Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest non-consecutive five-day average closing bid price for the common stock for the 25-day period prior to conversion. Each holder of shares of the Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted. The Company cannot, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Preferred Stock, (i) redeem, purchase or otherwise acquire for value any share of the Preferred Stock; (ii) redeem, purchase or otherwise acquire any of the Company's common stock; (iii) authorize or issue any other equity security senior to or on parity with the Preferred Stock as to voting rights, dividend rights, conversion rights, redemption rights or liquidation preferences; (iv) declare or pay any dividend or make any distribution with regard to any share of common stock; (v) sell, convey, lease or otherwise dispose of all or substantially all of its property or business; liquidate, dissolve or wind up the Company's business; or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary); (vi) effect any transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, unless the Company's stockholders of record as constituted immediately prior to such transaction will, immediately thereafter, hold at least a majority of the voting power of the surviving or acquiring entity; (vii) permit any subsidiary to issue or sell any of its capital stock (except to the Company); (viii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Preferred Stock; or (ix) alter or change the rights, preferences or privileges of the shares of Preferred Stock so as to adversely affect the shares. In the event of any liquidation dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive prior and in preference to any distributions to holders of common stock, an amount per share equal to $100 plus any declared but unpaid dividends.

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

        MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. At March 31, 1998, the Company had $2,488,000 in net tangible assets. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

        INDEMNIFICATION AND LIMITATION OF LIABILITY. The Company's Certificate of Incorporation (the Certificate) and Bylaws include provisions that eliminate the directors' personal liability for monetary damages to the fullest extent possible under Delaware Law or other applicable law (the Director Liability Provision). The Director Liability Provision eliminates the liability of directors to the Company and its stockholders for monetary damages arising out of any violation by a director of his fiduciary duty of due care. Under Delaware Law, however, the Director Liability Provision does not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases or redemptions of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. The Director Liability Provision also does not affect a director's liability under the federal securities laws or the recovery of damages by third parties.

        ABSENCE OF DIVIDENDS. The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Convertible Preferred Stock. So long as any shares of Series A Convertible Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Convertible Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained.

        YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems will be Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company estimates it will expend, approximately $150,000 to $200,000 in 1998 to make its software products Year 2000 compliant. The Company is making inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and is vigorously defending itself.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (b) On March 18, 1998, the Company sold 10,000 shares of its Series A Convertible Preferred Stock, $.001 par value per share (the Preferred Stock), to Precision Capital Investors Limited Partnership I (Precision), for a purchase price of $100 per share. Under the terms of the Certificate of Designation setting forth the rights and preferences of the Preferred Stock, the Company cannot, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Preferred Stock, declare or pay any dividend or make any distribution with regard to any share of common stock. In addition, the Company cannot, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Preferred Stock, engage in certain other transactions, including, without limitation, the redemption, purchase or acquisition of any shares of common stock.

     (c)The following is a summary of transactions by the Company during the three months ended March 31, 1998, involving sales or issuances of the Company's securities that were not registered under the Securities Act.

          (1) On March 18, 1998, the Company sold 10,000 shares of its Series A Convertible Preferred Stock, $.001 par value per share (the Preferred Stock), to Precision Capital Investors Limited Partnership I (Precision), for a purchase price of $100 per share. The total offering price was $1,000,000. In addition, the Company agreed to issue to Precision, subject to the satisfaction of certain conditions, up to an additional 10,000 shares of Preferred Stock (the Additional Preferred Stock) for a purchase price of $100 per share. The Additional Preferred Stock will be issued in two separate tranches on a date no later than thirty
               (30) and sixty (60) days following the effective date of the Registration Statement (defined below), respectively, unless otherwise agreed to by the Company and Precision.

               The shares of Preferred Stock are convertible into shares of common stock at a conversion price equal to seventy eight percent (78%) of the lowest non-consecutive five day average closing bid price during the twenty-five day period prior to conversion; provided, however, that in no event shall the conversion price be greater than $3.26 (110% of the average closing bid price during the five day period prior to the purchase of the shares of Preferred Stock). The shares of common stock into which the shares of Preferred Stock are convertible have been registered by the Company on Form S-3 (No. 333-50385) (the Registration Statement), filed with the Securities and Exchange Commission (the "Commission") on April 17, 1998. As of May 15, 1998, the Registration Statement had not been declared effective by the Commission. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and H D Brous & Co., Inc., as compensation for services provided by them as placement agents (Section (c)(3) below).

         (2) On March 18, 1998, concurrently with the sale of the shares of Preferred Stock, the Company issued to Precision warrants to purchase 125,000 shares of common stock (the Investor Warrants). The shares of common stock into which the Investor Warrants are exercisable have been registered by the Company on the Registration Statement. In addition, the Company agreed to issue to Precision, subject to the satisfaction of certain conditions, warrants to purchase an additional 125,000 shares of common stock (the Additional Investor Warrants). The Additional Investor Warrants will be issued in two separate tranches on a date no later than thirty (30) and sixty (60) days following the effective date of the Registration Statement, respectively, unless otherwise agreed to by the Company and Precision.

               The Investor Warrants are excerisable at an exercise price equal to the lessor of (i) $3.26 (110% of the average closing bid price of the common stock during the five days preceeding the date of issuance) and, (ii) 110% of the closing bid price of the common stock on the date the Registration Statement becomes effective. The exercise price of the Investor Warrants is subject to adjustment.

         (3) On March 18, 1998, concurrently with the sale of the shares of Preferred Stock, the Company issued 25,000 warrants to purchase common stock (the Placement Agent Warrants) to each of Wharton Capital Partners, Ltd., and H D Brous & Co., Inc., as compensation for services provided by them as placement agents in the sale of the Preferred Stock. The shares of common stock into which the Placement Agent Warrants are exercisable were registered by the Company on the Registration Statement. The exercise price of the Placement Agent Warrants is initially $3.556 per share. The exercise price of the Placement Agent Warrants is subject to adjustment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

               4.7    Securities Purchase Agreement entered into between the
                      Company and Precision Capital Investors Limited
                      Partnership I dated as of March 18, 1998, (Incorporated by reference to Exhibit 4.1 of the Company's Registration
                      Statement on Form S-3, filed on April 17, 1998,
                      File No. 333-50385).
               4.8    Registration Rights Agreement entered into between the
                      Company and Precision Capital Investors Limited
                      Partnership I dated as of March 18, 1998, (Incorporated
                      by reference to Exhibit 4.2 of the Company's Registration
                      Statement on Form S-3, filed on April 17, 1998, File No.
                      333-50385).
               4.9    Certificate of Designation, Preferences and Rights of
                      Series A Convertible Preferred Stock (Incorporated by
                      reference to Exhibit 4.3 of the Company's Registration
                      Statement on Form S-3, filed on April 17, 1998, File No.
                      333-50385).
               4.10   Common Stock Purchase Warrants issued to Precision Capital
                      Investors Limited Partnership I (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
                      Form S-3, filed on April 17, 1998, File No. 333-50385).
               4.11   Warrant to Purchase Common Stock issued to H D Brous &
                      Co., Inc. (Incorporated by reference to Exhibit 4.5 of the
                      Company's Registration Statement on Form S-3, filed on
                      April 17, 1998, File No. 333-50385).
               4.12   Warrant to Purchase Common Stock issued to Wharton Capital
                      Partners Ltd. (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3, filed on
                      April 17, 1998, File No.
                      333-50385).
               11*    Calculation of Earnings per Share
               27*    Financial Data Schedule

               *      Filed herewith.


        (b)   Reports on Form 8-K

              During the three months ended March 31, 1998, the Company did not file any Current Reports on Form 8-K.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc.
                                    -------------------------------------------
                                    (Registrant)
        May 15, 1998                By: /s/ MICHAEL S. SHIMADA
--------------------------------    -------------------------------------------
            Date                    Michael S. Shimada
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)