Form 10KSB/A
period 1997-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-06-11
CIK 1016657

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO.2
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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

   The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $10,444,096 (computed using the closing price of $3.25 per share of Common Stock on December 12, 1997 as reported by The Nasdaq Stock Market, based on the assumption that directors and officers and more than 5% stockholders are affiliates). The Company has no non-voting Common Stock.

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        GENERAL

        The Company is a leading dealer of retail point-of-sale ("POS") systems in the United States with operations in 17 cities in eight states. The Company sells, installs and supports POS systems, which retail establishments use to collect and process data at the "point-of-sale" during sales transactions with customers. The Company has installed systems in more than 15,400 retail locations, primarily in supermarkets, table-service and fast food restaurants, and golf courses and resorts, which are the three markets of the retail industry on which the Company currently focuses. The Company installs POS systems manufactured by NCR Corporation ("NCR"), International Business Machines Corp. ("IBM"), Matsushita Electronic Corporation of America ("Panasonic"), ICL Retail Systems ("ICL-Fujitsu"), Micro Systems, Incorporated ("Micros"), and several other manufacturers. The Company has developed and is marketing software specifically designed for golf course and resort applications and has license agreements with several software companies for specific applications for its other target markets.

        The POS computer systems installed by the Company serve a range of valuable functions required by retailers to be competitive today. These include speedier customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, integrating scanning, promotional and electronic funds transfer (EFT) systems and security monitoring. Retailers who outgrow the limitations of electronic cash registers (ECRs) represent a major source of new revenue for the Company. The Company also expects additional demand for its products to come from retailers seeking to upgrade existing, under-performing POS systems as well as from new retailers.

        The Company plans to become a national distribution organization for POS systems through selective acquisitions of independent dealers and systems integrators that sell, install, and support POS systems for use in retail establishments. The Company has acquired seven dealers since its establishment in April 1996. The following table sets forth certain information with respect to the Company's acquisitions to date.


                                                           ACQUISITIONS
            ACQUISITIONS                              DATE            BUSINESS                LOCATIONS
-------------------------------------              -----------    ----------------    -------------------------
Cash Registers, Incorporated ("CRI")               June 1996      POS Dealer          Kentucky/Ohio

Automated Register Systems, Inc. ("ARS")           December 1996  POS Dealer          Washington

MicroData, Inc. ("MICRODATA")                      April 1997     POS Dealer          Illinois

Smyth Systems, Inc. ("SMYTH")                      May 1997       POS Dealer and VAR  Ohio/California/Colorado/
                                                                                      Utah

Electronic Business Machines, Inc. ("EBM")         June 1997      POS Dealer          Indiana

Pacific Cash Register and Computer, Inc. ("PCR")   August 1997    POS Dealer          California

        SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

        INDUSTRY OVERVIEW

        The driving forces in retailing in the United States are the need to attract and retain new customers with a variety of goods and services that meet the ever-changing tastes of consumers, to increase the average sale per visit, and to maximize internal productivity and efficiency in order to generate higher operating profits. Retailers need the ability to quickly identify the buying history and needs of the consumer. Access to such information allows retailers to match or to adjust their current products and services to the ever-changing demands of consumers. These trends have accelerated the requirement for enterprise-wide access to information and have heightened the demand for automated information systems. The Company believes this is due, in part, to the shift in consumer preferences toward variety, value, and convenience. Furthermore, consumers are demanding speedier checkout times, the ability to accept credit and debit cards at the point-of-sale, and the convenience of performing a POS transaction without human intervention.

        Retailers have long sought new uses of technology to help them improve efficiency. The first specialized apparatus was the cash register. Electronic cash registers (ECR) used by many retailers are incapable of handling the increasing need to capture and process detailed information or the demand for faster service. For many types of retailers, automation did not make economic or business sense until the price of computing power and the cost of implementation declined. Computing power has become increasingly flexible and easy to use. Today, the computer has made the modern POS system practical, providing the means to capture and process enormous amounts of information while at the same time performing the basic cash control duties of a cash register. The initial investment in a POS system is offset by reduced labor and transaction costs.

        Retail automation has become an important tool for creating strategic advantage. There is a growing trend among retailers to implement local area networks ("LANs") and wide area networks ("WANs") in retail establishments. The LANs serve a range of valuable functions, including speeding customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, integrating scanning, promotional and electronic funds transfer systems, security monitoring, and in-store accounting. WANs integrate several LANs into a corporate headquarters' information system to permit management to review individual store operations by analyzing the data that a sophisticated POS system produces.

        Based on industry surveys and its own operating experience, the Company believes that as a consequence of competitive pressures within the retail industry and the Year 2000 problem, demand for POS systems is strong and will be into the next millenium. According to the Ernst & Young 16th Annual Survey of Retail Information Technology, the majority of retailers surveyed plan to increase capital spending and increase retail automation expenditures as a percentage of sales. The study found that retail automation spending increased by 3% in 1996 over the previous year and is estimated to have increased by 11% in 1997 to 0.82% of sales among responding retailers. The study further determined that average retailers dedicate approximately 23% of total information technology funds to POS systems. The Company believes the 1998 Study of Retail Technology completed by Chain Store Guide corroborates the Ernst & Young findings. According to the Chain Store Guide survey, 30% of retailers responding were planning to buy or upgrade POS systems in 1998. The study cited retail mergers, expansion plans and the Year 2000 problem as motivation to implement or change POS systems.

        The Company targets supermarkets, table-service and fast food restaurants, and golf courses and resorts. The Company believes the portion of the annual market for POS systems addressable by the Company and other dealers is approximately $350 million for supermarkets, $1.2 billion for table-service and fast food restaurants, and $75 million for golf courses and resorts. In addition, the Company believes that the total annual market for POS system maintenance and related services is approximately 35% of systems sales.

         The Company believes that approximately 800,000 units (POS systems and ECRs) are sold per year.) In 1996, there were more than 5.0 million POS systems and ECRs in use in the United States. In the study completed by Chain Store Guide, only 70% of respondents reported having an automated POS system in place. Of those with a POS system, 55% said the average age of their system was less than six years. The Company believes the current average life of a POS system is seven years. However, the Company anticipates that retailers with ECRs or older POS systems will replace their units or systems more rapidly than in the past in order to take advantage of new product features that are being introduced more frequently than in the past.

        The channels of distribution for retail automation systems in the United States are fragmented and overlapping. The two principal distribution channels for POS systems and ECR products to reach the end user currently are: (i) the "Direct" channel and (ii) the "Indirect" channel. The Direct channel consists of manufacturers that sell directly to large, national "major retail" chains. The Direct channel represents less than half of all units sold. The Indirect channel consists of a variety of independent businesses, which sell to all types of retail end-users. The two principle components of the Indirect channel are dealers and Value Added-Resellers (VARs). Dealers in the Indirect channel generally take title to equipment that they resell and do not, as a rule, engage in software development. In contrast, VARs are typically compensated with a commission from the manufacturer and need not take title to equipment or provide hardware service. VARs sometimes also act as software developers. All manufacturers use dealers or VARs to distribute at least a portion of their products to the retail market, and some manufacturers use dealers or VARs as their exclusive means of distributing their products. The Retail Automation Research Organization forecasts that by 2000 POS dealers and VARs will sell the majority of POS systems because major suppliers are relying increasingly on the Indirect channel for distribution since dealers and VARs can operate at a lower cost than the major manufacturers.

-------------------

        The typical POS or ECR dealer is privately held, concentrates on only one or two manufacturers for its key products and sells, and services those products on a local basis. Typical dealership functions are sales, in-house and one site service, and administration. Based on the Company's experience in evaluating dealers as acquisition candidates, the Company believes that the typical dealer derives its revenue from the sale of hardware, software, and service. American Business Information, American Yellow Pages 1996 Edition, lists more than 3,000 independent POS and ECR dealers in the United States that sell to customers in one or several segments of the retail industry. Because restaurants and supermarkets have been among the first markets in the retail industry to adopt retail automation tools, the majority of POS and ECR dealers have some sales to one or both of these markets.

        Systems integrators, who integrate different manufacturers' hardware and software products into one system, also play a role in distributing POS systems. Systems integrators generally market turnkey solutions directly to retailers, primarily through their own sales force of specialists with in-depth knowledge of their targeted markets. They seek to deliver solutions for many of the demanding operating challenges facing retailers in today's competitive environment. The Company believes its expanding network of POS dealers will provide additional POS sales leads and on-site service opportunities for the Company's systems integration applications for golf courses and resorts.

        The Company believes that there is a direct relationship between the size of the retailer and the strategy it employs in purchasing a POS system. Large chains tend to purchase system components directly from manufacturers and utilize an in-house staff to perform system integration. Smaller retailers tend to buy integrated systems from a single source. The Company expects manufacturers to increasingly concentrate their direct sales efforts on the largest retail chains and to rely increasingly on the Indirect channel to reach the balance of the retail marketplace. The Company also expects a fundamental shift in marketing strategies to develop as retail automation systems become more complex as software, installation, maintenance support, and systems integration as opposed to hardware become a larger share of the total cost of purchase.

        The Company believes that consolidation among potential POS end-users could impact the number of participants and the structure of the distribution system for POS systems. There has been an increase in consolidation activity among retailers in recent years, including a record-breaking 180 transactions involving the merger or acquisition of restaurant companies in 1997, following 177 mergers in 1996. Although less intensive, similar consolidation is taking place among supermarkets and grocery stores as evidenced by the combinations of regional chains such as Safeway Stores/Vons Cos. and Smith's Food & Drug/Smitty's Food Stores, among others. The Company believes that increasingly sophisticated and geographically dispersed retailers will expect to leverage volume purchases in order to lower operating costs, and that a national dealer will be able offer the convenience and consistency that local vendors cannot match.

        For the year ended December 31, 1997, approximately 58% of the Company's total revenues were attributable to POS sales and support, approximately 4% were attributable to systems integration sales and support and approximately 2% were attributable to ECR sales and support. The remaining sales were attributable to maintenance service contracts and supplies.

        COMPANY STRATEGY

        The Company has established a strategic plan to develop a national organization for the distribution of POS systems through selective acquisitions of independent dealers and systems integrators who sell, install, and support POS systems at retail establishments. The Company's objective is to leverage already established regional channels, customer relationships, and market expertise to achieve synergistic growth of revenue and improve profit performance. The Company currently focuses on sales to supermarkets, table-service and fast food restaurants, and golf courses and resorts. These groups were chosen because the Company believes they represent large vertical business segments that offer the best opportunity for future sales growth and improved margins.

GROWTH STRATEGIES

        PURSUING STRATEGIC ACQUISITIONS. The Company intends to capitalize upon the significant consolidation opportunities available in the highly fragmented POS systems dealer industry by acquiring additional dealers and improving their performance and profitability through the implementation of the Company's operating strategies. One of the Company's primary goals is to establish, prior to the end of 1999, a national network of operations that will enhance its ability to attract regional and national retailers in the three markets the Company has targeted, to its customer base. Generally, the regional and national retailers are either franchisee store owners or corporate-owned stores such as Cinnabon, Certified Grocers, Fazoli's or Wendy's that have stores throughout the United States. The Company believes that the consolidation of acquired dealers enables it to capitalize on the experience and customer contacts of the personnel of acquired companies, eliminate redundant costs, and achieve greater productivity and more effective utilization of resources. The Company estimates that there are approximately 300 POS dealers in the United States with annual revenue in excess of $2.0 million each.

        The Company is pursuing a dual priority acquisition focus of increasing its substantial West Coast and Mid-West market penetration while seeking to acquire dealerships in other strategically located geographic markets not served by the Company. The Company intends to focus on acquisition targets that are profitable at the anticipated time of acquisition and that the Company believes will maintain profitability after they are integrated into the Company's operations. The Company believes it will be regarded as an attractive acquirer by POS systems dealers because (i) the Company's operating strategies enable the current owners and managers of acquired dealerships to continue their involvement in dealership operations; (ii) the ability of management and employees of an acquired dealership to participate in the Company's growth and expansion through potential stock ownership and career advancement opportunities; and (iii) the ability to offer the owners of acquired dealerships liquidity through the receipt of Common Stock or cash.

        OFFERING ADDITIONAL PRODUCT LINES AND SERVICES. When permitted by manufacturer agreements, the Company plans to offer throughout its existing and acquired dealerships, product lines that previously have been offered only at certain of its locations. The Company also intends to create a uniform group of products and support services that can be provided from each of its locations. In addition, the Company expects to increase revenue and improve profitability through enhanced financing packages, such as a customized lease program, and long-term service and support agreements designed to better serve customers.

   Operating Strategies

        ACHIEVING OPERATING EFFICIENCIES AND SYNERGIES. The Company plans to further increase the operating efficiencies of its dealerships to enhance internal growth and profitability. The Company is centralizing certain administrative functions at the corporate level, such as accounting, finance, purchasing, insurance coverage, employee benefits, inventory control, warehousing and distribution. Centralization of functions should serve to reduce duplicative expenses and permit the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to them individually. For example, the Company expects to realize cost savings from reduced inventory carrying costs through a centralized warehouse, the exchange of technical knowledge on the equipment and software it sells and the expanded opportunity for volume discounts on selected products and supplies, however, there can be no assurance that this opportunity can be realized. By eliminating responsibility for administrative functions, the dealerships can focus their full attention on generating revenue from sales and support activities.

        UTILIZING TECHNOLOGY THROUGHOUT OPERATIONS. The Company is installing a management information system to enhance the Company's ability to integrate successfully and quickly the operations of acquired dealerships and future acquisitions. In addition to handling the range of centralized functions, the management information system also will facilitate the interchange of information and enhance cross-selling opportunities throughout the Company, however, there can be no assurance that this opportunity can be realized. It also will serve as a management tool to monitor performance at the dealer and distributor locations and quickly identify those situations requiring additional attention.

        CREATING A BRAND IDENTITY. To generate greater recognition and receptivity for the Company and its products to targeted retailers, the Company plans during the second half of 1998, to convert the existing business names of companies it has acquired to Bristol Retail Solutions and to undertake a brand identity program supported by public relations, advertising and direct mail.

        EMPHASIZING CUSTOMER SATISFACTION AND LOYALTY. The Company seeks to achieve a high level of customer satisfaction and to enhance long-term loyalty of its customers by offering the systems that best serve their needs while supporting each sale with the highest quality of service and training. The Company maintains ongoing training programs for its service and support personnel to enable them to assess effectively customer requirements and deliver effective solutions to retailers.

        IMPLEMENTING BEST PRACTICES. The Company strives to implement the "best practices" of its dealers. These practices include successful selling techniques and incentives, programs to promote increased maintenance and support services, and employee motivation programs.

        PRODUCTS AND SERVICES

SYSTEMS

        A POS system is used at the "point-of-sale" in a retail establishment to collect and process data with communications capability. A POS system leads or prompts the retail clerk through a sales transaction with a customer and collects detailed information, including credit information, about the transaction or possibly, consumer preferences. Standard components of a POS system include a display terminal to view the transaction, a keyboard for data processing, a scanner (supermarket applications), a credit or debit card reader and coordinating communications, and software to guide the clerk through the entire transaction. A POS system leads or prompts the retail clerk through a sales transaction with a customer and collects detailed information, including credit information about the transaction. Typically, a number of sophisticated POS "registers" are installed in a retail establishment, which allows multiple departments or locations to enter transactions simultaneously.

SERVICES AND SUPPLIES

        The Company offers its customers a variety of value-added services, such as consulting, integration, and support services. Consulting and integration services include system design, performance analysis and security analysis; migration planning, product procurement, configuration and testing; and systems installation and implementation. Through the acquisition of Smyth Systems, Inc, the Company believes that it will be in a position to expand on Smyth Systems, Inc.'s current capacity to provide systems integration services for golf courses and resorts and offer such services to a broader range of customers.

        The Company also offers its customers continued support, customer service, and supplies from installation through the life span of the products it sells. Support services include network management, 7 days x 24-hour "help-desk" support and enhancement, and maintenance and repair of POS systems. The Company currently is consolidating its support and customer service efforts in order to enable the Company to provide a consistent national level of support to its customers. Additionally, the Company is working with a large third-party POS supplies vendor to establish a strong centralized telemarketing capability for marketing supplies.

SALES, MARKETING AND DISTRIBUTION

        The Company identifies its customers in a number of ways, including referrals from existing customers, advertising in local Yellow Pages and industry publications, through the Company's direct sales personnel, by means of customer upgrades and replacements, and referrals from suppliers. Once the Company identifies a potential customer, the lead is assigned to a Company sales person who will follow-through and attempt to complete the sale. It is the sales person's responsibility to identify the needs of the customer and to sell to the customer a total POS systems solution.

        The Company currently has a small telemarketing sales staff selling supplies to a limited number of customers. The Company intends to expand this sales approach into selling supplies company-wide as well as to generate new sales leads for POS systems. The Company, has periodically made marketing presentations at several trade shows for the golf and resorts market. The Company intends to explore other avenues to sell and market its products.

CUSTOMERS

        The Company concentrates its sales efforts on three principle markets of the retail industry, which are supermarkets, fast food and table service restaurants, and golf courses/resorts. Typically, the Company's customers tend to be a regional franchisee or a group of several stores with the same owner. Generally, when the Company receives an order for POS systems, it will be for a group of stores to be installed over a relatively, short period of time. After completion of the installation of these stores, future revenues from the customer will be for maintenance service contracts or supplies.

        The majority of the Company's customers in the supermarket market are regional supermarket chains and ethnic supermarkets. A typical installation order for a supermarket would be for three to five lanes, with each lane typically consisting of a display screen, cash drawer, scanner, printer and electronic funds transfer terminal. Other possible devices to be installed could include coin dispensers, hand held scanners, and pole displays. All of these devices are connected to a LAN and are supported by POS software, which captures the information, calculates totals, prints out the transaction receipt for the customer, and interfaces with the retailer's financial and management information systems.

        The Company also sells, installs and supports POS systems for both table service and fast food restaurants. Typical among the Company's customers are franchisee restaurants for many major fast-food chains. The typical installation order for these restaurants consists of the countertop POS cash registers with drawers, kitchen printers, drive through systems, and local management servers. In addition, the Company also installs the operating software for these POS systems. The average installation order for table service restaurants, where customers order their meals from a waiter or waitress as opposed to at a counter, consists of touch screen terminals at one or two floor stations and another one at the bar area if there is one. In addition there is normally a printer installed in the kitchen.

        The third market targeted by the Company is golf courses and resorts. In this market the Company installs products used to automate the retail requirements of a golf course or resort, which include dining room activities, checkout for golf or pro shop merchandise and other requirements such as setting and managing a schedule for tee times.

        No customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1997. Sales to Seed Restaurant Group, accounted for approximately 33% of total revenue for the period from inception (April 3, 1996) to December 31, 1996.

COMPETITION

        The POS industry is highly fragmented and competitive. Competitive factors within the industry include product offerings and prices, quality of products, customer service levels, reputation, and geographic location of dealers. The Company primarily competes with independent POS dealers, many of which have greater financial resources available to them than does the Company. In addition, some manufacturers of POS equipment and software compete in certain product areas by distributing their products directly to the end-users that the Company serves.

        The Company's ability to make acquisitions also will be subject to competition. The Company believes that other independent POS dealers may seek growth through consolidation with entities other than the Company during the next few years. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or to increase distribution directly to many of the retail accounts of the Company in the markets served by the Company.

SUPPLIERS

        A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs, and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in sufficient quantities necessary and upon competitive terms in order to enable it to meet the needs of its end-user customers. During the year ended December 31, 1997, the Company purchased a significant portion of the hardware products that it resold from Panasonic, ERC, and NCR who as manufacturers and suppliers to the Company are some of the best-qualified to meet the needs of our customers. Sales of products purchased from Panasonic, ERC Parts, Inc. ("ERC") and NCR accounted for approximately 32% of total revenue for the year ended December 31, 1997. The Company has supply agreements with these and other manufacturers and suppliers such as IBM, ICL-Fujitsu and Micros. The agreements are non-exclusive, may have geographic limitations and may have renewable one-year terms, depending on if the Company achieves a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer is subsidiary specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. The Company's strategy is to develop long-term relationships with quality and brand-recognizable manufacturers such as NCR and Panasonic with the goal of establishing a standard product offering for our customers. There can be no assurance that the relationships with these and other manufacturers and suppliers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, software, parts or supplies on competitive terms from its current or other major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

SEASONALITY

        The Company's business can be subject to seasonal influences. The POS dealers and systems integrators which the Company has acquired to date typically have had lower revenue in the quarters ending March 31 and December 31 primarily due to the lower level of new store openings or replacement of existing POS systems by customers. The Company believes that this pattern of seasonality will continue in the foreseeable future.

        RESEARCH AND DEVELOPMENT

        As a systems integrator, the Company offers completely integrated software and hardware systems that include financial, operational, and information processing capabilities for its golf course and resort customers. The core software components have previously been developed and annual research and development expenditures are normally expended for system enhancements and specific customer requirements. The Company spent $554,000 in research and development for the year ended December 31, 1997. There were no research and development costs for the period from inception (April 3, 1996) to December 31, 1996.

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

        In connection with the proposed move of CRI from its current location in London, Kentucky, the Company has agreed to negotiate in good faith a definitive lease agreement with Stephen King and Andrew King, Vice Presidents of CRI, as lessors, whereby the lessors will lease to CRI up to 12,000 square feet of office and warehouse space in a new, yet to be constructed, office complex in London, Kentucky. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for ten years and the base rental rate will be $6.00, $8.00 and $10.00 per square feet for years one, two and three through ten, respectively. The Company expects that the remaining terms of the lease will be competitive and as favorable to the Company as those which could be obtained from unrelated third parties. Upon commencement of the lease for the new office complex, the monthly lease for CRI's current space in London, Kentucky will be terminated without penalty. The Company believes that the terms of the contract are equivalent to or more favorable than those that would be obtained under an arm's-length transaction.

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

        In September 1993, a judgement was entered in Bell Circuit Court, Kentucky, on behalf of James J. Kreuger, a former employee of CRI, against CRI and Coye D. King and Barbara King, former stockholders of CRI, in the amount of $107,726 and accrued interest. The judgement arises from an alleged partnership formed by the Kings and Mr. Kreuger, and is currently on appeal. The former stockholders of CRI have agreed to pay any and all amounts of the judgement in excess of $83,000; provided, however, that the Company can only collect such amounts from the former stockholders by offsetting amounts owed by CRI and/or the Company to such stockholders pursuant to (i) the new lease of the new London, Kentucky facility (discussed in "Business Item 2. Description of Properties") and (ii) bonus arrangements described in certain employment agreements between the Company and the Kings. At December 31, 1997, CRI had $83,000 accrued in connection with the lawsuit. The maximum exposure for the claim is $107,000 and management has assessed recoverability of the $24,000 excess and deemed it to be recoverable. In February 1998, CRI paid $50,213 as settlement of the Court of Appeals affirming the award of $31,950 plus interest of $18,263. There is still pending one remaining claim, and the Company is vigorously defending the claim.

        On or about August 7, 1997, a class action lawsuit was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, the plaintiffs are seeking unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and intends to vigorously defend itself. Because the outcome of such litigation is not presently determinable, the effect on the Company's consolidated financial statements is not known. Therefore, no provision for any liability has been made in the accompanying financial statements.

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

    PERIOD FROM NOVEMBER 13, 1996 TO DECEMBER 31, 1996   HIGH        LOW

    Common Stock                                         $11 - 3/4   $ 9 - 13/16
    Warrants                                               6           5

    YEAR ENDED DECEMBER 31, 1997                         HIGH        LOW

    1ST QUARTER
    Common Stock                                         $13         $11 - 5/32
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

YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM INCEPTION (APRIL 3, 1996) TO DECEMBER 31, 1996

   REVENUE

        The Company's total revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Total revenue for the year ended December 31, 1997, was $21,088,000 and was comprised of revenue from the Company's wholly-owned subsidiaries CRI and ARS for the entire year and MicroData, Smyth, EBM and PCR from the date of their respective acquisitions (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3. ACQUISITIONS). This represents an increase of 403% from the Company's total revenue of $4,196,000 for the period from inception (April 3, 1996) to December 31, 1996. Total revenue for the period from inception (April 3, 1996) to December 31, 1996, is comprised solely of revenue of CRI subsequent to the Company's acquisition of CRI on June 28, 1996. The increase in revenue from the period from inception (April 3, 1996) to December 31, 1996 to the year ended December 31, 1997, is due primarily to the revenue contributed by the additional acquired businesses.

        Total revenue for the year ended December 31, 1997 was comprised of 64% Systems Revenue and 36% Service Revenue, as compared to a revenue composition of 74% Systems Revenue and 26% Service Revenue for the period from inception (April 3, 1996) to December 31, 1996. The mix of revenue changed from 1996 to 1997 due to the following: (i) a decline in systems sales in 1997 to Seed Restaurant Group, CRI's largest customer during 1996; (ii) an increase in Service Revenue in 1997 derived from additional maintenance contracts obtained as a result of a high volume of systems sold by CRI during the last half of 1996; and (iii) different revenue mixes at ARS and at the subsidiaries acquired in 1997.

        No customer accounted for more than 10% of total revenue for the year ended December 31, 1997. Sales to Seed Restaurant Group accounted for approximately 33% of total revenue for the period from inception (April 3, 1996) to December 31, 1996. Sales of products from the Company's three main hardware vendors, Panasonic, ERC, and NCR, accounted for approximately 32% of total revenue for the year ended December 31, 1997, and approximately 51% of total revenue for the period from inception (April 3, 1996) to December 31, 1996. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer is subsidiary specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. A change in the Company's relationships with these principal vendors could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

   GROSS MARGIN

        Gross margin for the year ended December 31, 1997 was 30% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 23%. Gross margin for the period from inception (April 3, 1996) to December 31, 1996, was 32% and was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 36%. The decrease in gross margin between these years is primarily due to lower margins realized on Service Revenue as a direct result of a provision of $451,182 in the fourth quarter of 1997 on slow-moving replacement parts and higher service costs at acquired companies in 1997, offset by an improved product mix in Systems Revenue. The provision of $451,182 is related to the acquisition of EBM on June 6, 1997, and the later consolidation of inventories into the Company's wholly-owned subsidiary, CRI. After such consolidation and because of the lower than planned level of sales, the Company determined that it had excess replacement parts inventory as of December 31, 1997 and took the appropriate writedown. Gross margin for the period from inception (April 3, 1996) to December 31, 1996, is comprised solely of gross margin of CRI subsequent to the acquisition of CRI on June 28, 1996.

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

   GOODWILL WRITE-DOWN

        The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company determined that certain amounts recorded for goodwill from prior acquisitions were impaired and no longer recoverable. Such determination was made on an analysis of each subsidiary's projected revenues, profits and undiscounted cash flows at the date of acquisition compared to actual and projected revenues, profit and loss and undiscounted cash flows as of December 31, 1997. For the purposes of this analysis, each subsidiary was identified as a separate asset group as each subsidiary is independent. From this analysis, an estimate was made as to the amount of goodwill which would be recoverable from future operations and compared to the recorded amounts of goodwill at December 31, 1997 and a write-down recorded for the difference.

        The total goodwill write-down recorded separately in the accompanying statement of operations was approximately $1,871,000 which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to other subsidiaries. After such write-downs, the Company believes that the remaining goodwill amounts recorded for each subsidiary are recoverable over the remaining amortization period.


   RESEARCH AND DEVELOPMENT COSTS

        Research and development costs were $554,000 for the year ended December 31, 1997, and consist primarily of costs related to internally-developed, software to run on the latest operating systems, designed for the golf course and resort market incurred at the Company's wholly-owned subsidiary Smyth, which was acquired on May 29, 1997. The Company's policy is to expense such costs until technological feasibility is established. At December 31, 1997, such technological feasibility had not been established. A previous version of the software that ran on an older operating system is currently being licensed on a non-exclusive basis.

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE COMPANY

        The Company had cash and cash equivalents of $716,000 and working capital of $264,000 at December 31, 1997, compared to cash and cash equivalents of $5,476,000 and working capital of $6,164,000 at December 31, 1996. In the year ended December 31, 1997, the Company used $1,942,000 of cash in operations; used $208,000 for the purchase of property and equipment and used $3,008,000 for the acquisitions of MicroData, Smyth, EBM and PCR; and generated $1,247,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the purchase of treasury stock. In addition, the Company used $1,100,000 during the year ended December 31, 1997, for an acquisition which was later rescinded, where $250,000 was refunded to the Company in cash. The remaining funds are recorded as $600,000 in receivables and $250,000 in other assets at December 31, 1997, and will be returned to the Company as provided in the Rescission Agreement (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3, ACQUISITIONS). During the period from inception (April 3, 1996) to December 31, 1996, the Company used $44,000 of cash in operations; used $86,000 for the purchase of property and equipment and used $2,035,000 for the acquisitions of CRI and ARS; and generated $7,640,000 from investing activities, primarily due to proceeds received from the Company's initial public offering.

        The provision of $451,000 for slow moving replacement parts mainly due to the acquisition of EBM and subsequent incorporation of operations into the Company's wholly-owned subsidiary, CRI. After such consolidation and because of the lower than planned level of sales, the company determined that it had excess replacement parts inventory as of December 31, 1997 and took the appropriate write-down.

        On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventories. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions. Some of the significant transactions include: (i) acquire or sell any assets over $50,000; (ii) sell or transfer any collateral except for finished inventory in the ordinary course of business;
(iii) sell inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; (iv) doing business with or assuming a liability with a third party; (v) pay or declare any cash dividends; (vi) make any change in the capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $2,031,000 bearing interest at 10.25% at December 31, 1997.

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

        The Company's exposure to litigation claims is discussed in Commitments and Contingencies, Note 8 to the consolidated financial statements. On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and is vigorously defending itself. Because the outcome of such litigation is not presently determinable, the effect on the Company's consolidated financial statements is not known. Therefore, no provision for any liability has been made in the accompanying financial statements.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations and involve a number of risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Factors that may materially affect revenues, expenses and operating results include, without limitation, the success of the Company's operating subsidiaries; the impact of the Company's acquisition strategy and the Company's ability to successfully integrate and manage the acquired subsidiaries; the ability of the Company to obtain future financing on acceptable terms; and subsequent changes in business strategy or plan.

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

        ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. For example, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which impose certain limitations on business combinations with interested stockholders upon acquiring 15% or more of the common stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company, even if such event would be beneficial to the then-existing stockholders. In addition, the Company's Certificate of Incorporation authorizes the issuance of up to 4,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, and voting or other rights, which could adversely affect the voting power or other rights of the holders of the Company's common stock. The issuance of preferred stock could have the effect of entrenching the Company's Board of Directors and making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.
                                       16

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

        ABSENCE OF DIVIDENDS. The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Preferred Stock. So long as any of shares Series A Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, although the current line of credit does not expressly prohibit the Company from paying stock dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained. The underwriting agreement has been terminated by the underwriter.

        YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company's Smyth subsidiary is currently upgrading its software for golf course applications to a version that runs on the latest operating systems. The Company currently estimates it will expend approximately $150,000 to $200,000 in 1998 to make such software, Year 2000 compliant. Although the Company believes that such software will be Year 2000 compliant, there can be no assurances that compliance will be achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company is making inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

ITEM 10.  EXECUTIVE COMPENSATION.

        To the extent required, the information in the 1998 Proxy Statement under the captions "Compensation of Directors" and "Executive Compensation" and "Employment Contracts and Termination of Employment, and Change-in-Control Arrangements" is incorporated herein by reference. Herewith, "Employment Contracts and Termination of Employment, Change-in-Control Arrangements" has been amended to reflect additional disclosure and is incorporated with the amended 10 KSB/A.

   EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

        The Company has entered into employment agreements with its Chief Executive Officer, Richard H. Walker, and its Executive Vice President, Paul Spindler. Mr. Walker's employment agreement provides for a salary of $225,000 per year. Mr. Spindler's employment agreement provides for a salary of $150,000 per year. Both employment agreements are subject to upward adjustments during the terms of the agreements. On April 3, 1997, the salaries of Mr. Walker and Mr. Spindler increased to $247,500 and $165,000 per year, respectively. Mr. Walker and Mr. Spindler, according to their contract, are entitled to an annual, salary increase of not less than ten percent every April 3rd with the Board of Directors' approval. As of this amended filing, no such increase had been approved. Mr. Spindler's employment agreement terminates on December 31, 2001. On February 28, 1998, the Company's Board of Directors approved a resolution to extend the term of Mr. Walker's employment agreement for an additional three year period until December 31, 2004, unless terminated earlier in accordance with the agreement. Each employment agreement contains confidentiality provisions and covenants not to compete. In addition, each employment agreement has clauses providing for payment of the amount of unpaid salary that would have been due through the expiration of the term of the agreement in the event that the agreement is terminated due to death or disability. In the event of termination of either agreement for reasons other than death and disability, salary shall be paid through the date of termination.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Financial Statements

        The financial statements listed on the index to financial statements on page 21 are filed as part of this Form 10-KSB/A.

(b) Exhibits

        Exhibits marked with an asterisk (*) are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a (+).

            EXHIBIT
            NUMBER                        DESCRIPTION
            -------                       -----------

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

            EXHIBIT
            NUMBER                        DESCRIPTION
            -------                       -----------

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

            EXHIBIT
            NUMBER                        DESCRIPTION
            -------                       -----------

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

              10.13+ Independent Contractor Agreement by and between the Company, Cash Registers, Inc. and Floyd Shirrell, (Incorporated by reference to Exhibit 10.36 of the Company's 8-K dated June 6, 1997, filed on June 20, 1997, File No. 0-21633).

              10.14 Lease Agreement between Paul Thompson, Cash Registers, Incorporated, and Coye D. King dated October 30, 1987, (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration
                            Statement on Form SB-2, File No. 333-5570-LA).

              10.15 Stock Purchase Agreement by and among the Company, Cash Registers, Inc., and Maurice R. Johnson, Andrew
                            D. King and C. Stephen King, dated as of June 26, 1996, (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

              10.16 Building Lease dated May 29, 1990, by and between Automated Register Systems, Inc., Michael J. Pollastro, Gary T. Pollastro, and John and Carmen Pollastro, as amended by First Amendment to Building Lease dated January 1, 1997, by and between Automated Retail Systems, Inc., Michael Pollastro, Gary T. Pollastro, and John and Carmen Pollastro, (Incorporated by reference to Exhibit 10.25 of the Company's Form 8-K dated December 31, 1996, filed on January 15, 1997, File No. 000-21633).

              10.17 Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated December 11, 1997. (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 000-21633).

              10.18 First Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated January 6, 1998. (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 000-21633).

              10.19 Second Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated February 2, 1998. (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB dated December 31, 1997, filed on April 15, 1998, File No. 000-21633).

            EXHIBIT
            NUMBER                        DESCRIPTION
            -------                       -----------

              11*           Statement of Computation of Per Share Earnings.

              21*           List of Subsidiaries of the Company.

              23.1*         Consent of Ernst & Young LLP.

              23.2*         Consent of Deloitte & Touche LLP.

              23.3*         Consent of Deloitte & Touch LLP.

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

                                     Bristol Retail Solutions, Inc. (Registrant)

                                     By /S/ Richard H. Walker
                                        --------------------------------------
                                            Richard H. Walker
                                            President, Chief Executive
                                            Officer and Director

                                     Date: June 8, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                   TITLE                      DATE
                 ---------                                   -----                      ----

/S/ Richard H. Walker                       Chief Executive Officer, President and   June 8, 1998
------------------------------------------  Director
Richard H. Walker                           (Principal Executive Officer)

/S/ Paul Spindler                           Executive Vice President, Chairman of    June 8, 1998
------------------------------------------  the Board and Director
Paul Spindler

/S/ Michael S. Shimada                      Chief Financial Officer                  June 8, 1998
------------------------------------------  (Principal Accounting and Financial
Michael S. Shimada                          Officer)

/S/ Lawrence Cohen                          Director                                 June 8, 1998
------------------------------------------
Lawrence Cohen

/S/ Dr. Jack Borsting                       Director                                 June 8, 1998
------------------------------------------
Dr. Jack Borsting

/S/ Peter Stranger                          Director                                 June 8, 1998
------------------------------------------
Peter Stranger


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         BRISTOL RETAIL SOLUTIONS, INC.

                                                                            PAGE
                                                                            ----
Report of Independent Auditors - Ernst & Young LLP..........................  26

Independent Auditors' Report - Deloitte & Touche LLP........................  27

Consolidated Balance Sheets
    as of December 31, 1997 and December 31, 1996...........................  28

Consolidated Statements of Operations
    for the year ended December 31, 1997 and for
    the period from inception (April 3, 1996) to December 31, 1996..........  29

Consolidated Statements of Stockholders' Equity
    for the year ended December 31, 1997
    and for the period from inception (April 3, 1996) to December 31, 1996 .  30

Consolidated Statements of Cash Flows
    for the year ended December 31, 1997 and
    for the period from inception (April 3, 1996) to December 31, 1996......  31

Notes to Consolidated Financial Statements..................................  33

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

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 27, 1998


                         BRISTOL RETAIL SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,  DECEMBER 31,
                                                                                      1997          1996
                                                                                  ------------  ------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $   715,929   $ 5,475,674
    Accounts receivable, net of allowance for doubtful accounts of $382,990
       and $39,090 at December 31, 1997 and 1996                                    3,202,787     1,296,956
    Inventories                                                                     3,314,029     2,169,531
    Prepaid expenses and other current assets                                         422,860        88,628
    Current portion of note receivable                                                144,380            --
    Amounts due from related parties                                                       --        67,028
                                                                                  ------------  ------------
    Total current assets                                                            7,799,985     9,097,817

Property and equipment, net                                                           759,725       250,826
Intangible assets, net of accumulated amortization of $265,801
      and $18,589 at December 31, 1997 and 1996                                     4,160,964     1,693,400
Note receivable - noncurrent portion                                                  293,839            --
Other assets                                                                          797,117       127,656
                                                                                  ------------  ------------
    Total assets                                                                  $13,811,630   $11,169,699
                                                                                  ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                         $ 2,060,141   $   438,441
    Accounts payable                                                                1,893,589       964,625
    Accounts payable to related party                                                 133,701            --
    Accrued salaries, wages and related benefits                                      775,628       210,567
    Accrued expenses                                                                  540,703       230,889
    Deferred revenue                                                                1,596,296       427,059
    Customer advances                                                                 399,758       425,717
    Income taxes payable                                                               63,229       179,000
    Note payable to related party                                                          --        40,000
    Current portion of long-term debt                                                  54,110            --
    Current portion of capital lease obligations                                       19,264        17,029
                                                                                  ------------  ------------
    Total current liabilities                                                       7,536,419     2,933,327

Capital lease obligation - noncurrent portion                                          14,827        36,879

Other long-term liabilities                                                            66,998        24,500

Commitments and contingencies (note 8)

Stockholders' equity:
    Preferred stock, $.001 par value:
       4,000,000 shares authorized and no shares issued or outstanding                     --            --
    Common stock, $.001 par value:
       20,000,000  shares  authorized;  5,548,510 and 5,543,510 shares issued and
       outstanding at December 31, 1997; 4,745,654 shares issued and outstanding at     5,548         4,746
       December 31, 1996
    Additional paid-in-capital                                                     11,287,695     8,276,872
    Accumulated deficit                                                            (5,075,232)     (106,625)
                                                                                  ------------  ------------
                                                                                    6,218,011     8,174,993
Less 5,000 shares of treasury stock, at cost                                          (24,625)           --
                                                                                  ------------  ------------
    Total stockholders' equity                                                      6,193,386     8,174,993
                                                                                  ------------  ------------
    Total liabilities and stockholders' equity                                    $13,811,630   $11,169,699
                                                                                  ============  ============


See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Inception
                                                                    Year Ended       (April 3, 1996) to
                                                                 December 31, 1997   December 31, 1996
                                                                ------------------   ------------------

Revenue:
      System sales and installation                                 $  13,501,805        $   3,120,350
      Service and supplies sales                                        7,586,682            1,075,880
                                                                    --------------       --------------
Net revenue                                                            21,088,487            4,196,230
Cost of revenue:
      Cost of system sales and installation                             8,862,489            2,161,340
      Cost of service and supplies sales                                5,830,955              684,655
                                                                    --------------       --------------
Total cost of revenue                                                  14,693,444            2,845,995
                                                                    --------------       --------------
Gross margin                                                            6,395,043            1,350,235

Operating expenses:
           Selling, general and administrative expenses                 8,955,793            1,452,215
           Goodwill writedown                                           1,871,471                   --
           Research and development costs                                 554,076                   --
                                                                    --------------       --------------
Total operating expenses                                               11,381,340            1,452,215
                                                                    --------------       --------------
Operating loss                                                         (4,986,297)            (101,980)

Other (income) expense                                                    (20,190)               2,845
                                                                    --------------       --------------
Loss before income taxes                                               (4,966,107)            (104,825)
Provision for income tax                                                    2,500                1,800
                                                                    --------------       --------------
Net loss                                                            $  (4,968,607)       $    (106,625)
                                                                    ==============       ==============
Basic and diluted net loss per share                                $       (0.96)       $       (0.03)
                                                                    ==============       ==============
Basic and diluted weighted average common shares outstanding            5,198,156            3,319,738
                                                                    ==============       ==============

See accompanying notes to consolidated financial statements.


                                                                           BRISTOL RETAIL SOLUTIONS, INC.

                                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK          ADDITIONAL    ACCUMULATED      TREASURY STOCK
                                         SHARES      AMOUNTS   PAID-IN-CAPITAL    DEFICIT      SHARES      AMOUNTS      TOTAL
                                       ----------  ----------  ---------------  -----------  ----------  ----------  ------------
Balance at April 3, 1996                      --   $      --   $           --  $        --          --   $      --   $        --
Issuance of shares to founders         2,648,745       2,649           17,351           --          --          --        20,000
Issuance of shares in
   private placement, net of
   issuance costs of $35,252             577,417         577          509,171           --          --          --       509,748
Issuance of shares to directors           23,838          24           22,476           --          --          --        22,500
Issuance of shares in
   initial public offering,
   net of issuance costs of
   $1,660,026                          1,437,500       1,438        6,963,536           --          --          --     6,964,974
Issuance of warrants in initial
   public offering, net of
   issuance costs of $8,984                   --          --           80,859           --          --          --        80,859
Issuance of warrants to underwriter           --          --              188           --          --          --           188
Issuance of shares in connection
   with acquisition of ARS                58,154          58          683,291           --          --          --       683,349
Net loss                                      --          --               --     (106,625)         --          --      (106,625)
                                       ----------  ----------  ---------------  -----------  ----------  ----------  ------------
Balance at December 31, 1996           4,745,654       4,746        8,276,872     (106,625)         --          --     8,174,993
Compensation expense                          --          --            8,021           --          --          --         8,021
Issuance of shares in connection
   with acquisitions                     802,856         802        3,002,802           --          --          --     3,003,604
Purchase of treasury shares                   --          --               --           --      (5,000)    (24,625)      (24,625)
Net loss                                      --          --               --   (4,968,607)         --          --    (4,968,607)
                                       ----------  ----------  ---------------  -----------  ----------  ----------  ------------
Balance at December 31, 1997           5,548,510   $   5,548   $   11,287,695  $(5,075,232)     (5,000)  $ (24,625)  $ 6,193,386
                                       ==========  ==========  ===============  ===========  ==========  ==========  ============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     INCEPTION
                                                                                   YEAR ENDED     (APRIL 3, 1996)
                                                                                  DECEMBER 31,    TO DECEMBER 31,
                                                                                     1997              1996
                                                                                --------------    --------------
Cash flows from operating activities
   Net loss                                                                     $  (4,968,607)    $    (106,625)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
          Depreciation                                                                207,613            29,552
          Amortization                                                                415,854            18,589
          Provision for doubtful accounts                                             231,984            13,000
          Provision for excess and obsolete inventories                               494,863            30,000
          Stock compensation expense                                                    8,021                --
          Goodwill write-down                                                       1,871,471                --
          Changes in operating assets and liabilities, net of effect of acquisitions:
                Accounts receivable                                                  (289,471)         (111,184)
                Inventories                                                          (240,234)         (413,664)
                Prepaid expenses and other assets                                    (123,099)          (17,641)
                Accounts payable                                                       (9,956)          124,760
                Other accrued expenses                                                313,284           139,337
                Deferred revenue                                                      152,196            37,240
                Customer advances                                                     (38,659)          188,597
                Other long-term liabilities                                            32,969            24,500
                                                                                --------------    --------------

Net cash used in operating activities                                              (1,941,771)          (43,539)

Cash flows from investing activities
         Cash paid for acquisitions, net of cash acquired                          (3,007,701)       (2,035,463)
         Cash paid for rescinded acquisition                                      ( 1,100,000)               --
         Cash received from rescinded acquisition                                     250,000                --
         Purchases of property and equipment                                         (207,606)          (85,646)
                                                                                --------------    --------------

Net cash used in investing activities                                              (4,065,307)       (2,121,109)

Cash flows from financing activities
         Repayment of capital lease obligations                                       (27,817)           (7,540)
         Repayment of note payable to related party                                   (47,922)               --
         Net borrowings on line of credit                                           1,371,700            49,593
         Repayment of long-term debt                                                  (24,003)               --
         Issuance of subordinated notes payable                                            --           817,500
         Repayment of subordinated notes payable                                           --          (817,500)
         Issuance (repurchase) of common stock, net of offering costs                 (24,625)        7,517,222
         Issuance of warrants, net of offering costs                                       --            81,047
                                                                                --------------    --------------

Net cash provided by financing activities                                           1,247,333         7,640,322
                                                                                --------------    --------------

Net increase (decrease) in cash and cash equivalents                               (4,759,745)        5,475,674
Cash and cash equivalents at beginning of period                                    5,475,674                --
                                                                                --------------    --------------
Cash and cash equivalents at end of period                                      $     715,929     $   5,475,674
                                                                                ==============    ==============

Supplemental disclosures of cash flow information:
Cash paid for interest                                                          $     111,082     $      46,125
                                                                                ==============    ==============
Cash paid for income taxes, net                                                 $      40,410     $       4,000
                                                                                ==============    ==============

Supplemental disclosure of noncash transactions
Capital lease obligations                                                       $          --     $      54,884
                                                                                ==============    ==============
Inventory received in payment of rescinded acquisition receivable               $      68,509     $          --
                                                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (continued):

The Company issued common stock and cash in connection with certain business combinations completed during the year ended December 31, 1997 and the period from inception (April 3, 1996) to December 31, 1996. The fair values of the assets acquired and the liabilities assumed at the dates of the respective acquisitions are presented as follows:

                                                                                   Inception
                                                          Year Ended          (April 3, 1996) to
                                                       December 31, 1997       December 31, 1996
                                                       ------------------     ------------------

         Current assets, net of cash acquired          $       3,534,044      $       3,133,560
         Property and equipment                                  895,255                139,848
         Long-term assets                                        270,032                116,750
         Intangible assets                                     4,581,016              1,712,379
         Current liabilities                                  (2,888,479)            (2,376,771)
         Long-term debt, net of current portion                 (380,563)                (6,954)
                                                       ==================     ==================
            Net assets acquired                        $       6,011,305      $       2,718,812
                                                       ==================     ==================

The acquisitions were funded as follows:
         Cash                                          $       3,007,701      $       2,035,463
         Common stock                                          3,003,604                683,349
                                                       ==================     ==================
                                                       $       6,011,305      $       2,718,812
                                                       ==================     ==================

Effective June 1, 1997, the Company transferred certain land, buildings and building improvements acquired as part of the EBM acquisition, with a fair value of $381,000, and certain loans aggregating $381,000, assumed as part of the EBM acquisition, to the former owner of EBM.

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

BASIS OF PRESENTATION

        The accompanying consolidated December 31, 1997 financial statements include the accounts of Bristol Retail Solutions, Inc. (the Company) and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes (MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); and Pacific Cash Register and Computer, Inc., (PCR) (collectively, Acquisitions) from the date of acquisition. The accompanying consolidated December 31, 1996 financial statements include the accounts of the Company and its wholly-owned subsidiaries CRI and ARS from the date of acquisition. All intercompany transactions have been eliminated in consolidation.

        The Company's acquisitions were accounted for in the Company's consolidated financial statements as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase prices were allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $6,298,000 to excess of cost over net assets acquired. The results of the Acquisitions are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. Accordingly, the financial statements for the period subsequent to the Acquisitions are not comparable to the financial statements for the periods prior to the Acquisitions (SEE NOTE 3, ACQUISITIONS).

        Subsequent to the filing of the Company's Form 10-KSB for the year ended December 31, 1997, in conjunction with a Securities and Exchange Commission's review of the Company's registration statement on Form S-3 filed on April 17, 1998, the SEC recommended certain footnote and business disclosures be amended. The Company has complied with the request and has submitted Form 10-KSB/A, Amendment No. 2, to reflect the amended disclosures. Such amendments were not significant and did not change the Company's results of operations.

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

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Depreciation is computed principally by accelerated methods for income tax and financial reporting purposes over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease using the straight-line basis.

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

PREPAID LICENSE FEES

        The Company has prepaid amounts to a related party for certain software license agreements. These amounts will be amortized as the licenses are sold. The Company had prepaid license fees of $102,750 as of December 31, 1997 and 1996 which are included in other assets.

REVENUE RECOGNITION

        The Company recognizes revenue for systems revenue upon shipment and completed installation at which time there are no other significant vendor obligations. Hardware sales are recognized as revenue upon shipment as there are no other significant vendor obligations. Training and other services are recognized as revenue when the items are delivered. Revenue from maintenance contracts is recognized ratably over the term of the agreement.

SOFTWARE DEVELOPMENT COSTS

        As a systems integrator, the Company provides its customers with turnkey software solutions including proprietary software products exclusively for application to retail operations. Purchased software, which generally has alternative future uses, is included in other assets and amortized, using the straight-line method, over the estimated economic life of the software of three to five years. Unamortized purchased software costs at December 31, 1997 and related amortization expense for the year then ended were not material. The costs of internal development of proprietary software are expensed as research and development costs until technological feasibility is established, pursuant to generally accepted accounting principles. At December 31, 1997, the Company had capitalized $243,000 of internal software development costs which are included in other assets. Commencing upon initial product release, these costs will be amortized using the straight-line method over the estimated useful life. No software development costs were amortized during the year ended December 31, 1997.

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

STOCK-BASED COMPENSATION

        The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense is recognized under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

        To calculate the pro forma information required by SFAS No. 123, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

        Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options to purchase 1,405,000 shares of common stock at prices ranging from $2.875 to $3.163 per share and warrants to purchase 906,250 shares of common stock at prices ranging from $6.00 to $8.70 per share, were not included in the computation of Diluted EPS because such inclusion would have been antidilutive for the year ended December 31, 1997. For the period from inception (April 3, 1996) to December 31, 1996, common stock equivalents, which consist of stock options to purchase 418,166 shares of common stock at prices ranging from $6.00 to $6.50 per share and warrants to purchase 906,250 shares of common stock at prices ranging from $6.00 to $8.70 per share, were not included in the computation of Diluted EPS because such inclusion would have been antidilutive.

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

        The American Institute of Certified Public Accountants (AICPA) recently adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company does not believe that this pronouncement will have an adverse material effect on its financial condition, results of operations or cash flows.

2. GOODWILL WRITEDOWN

        The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company determined that certain amounts recorded for goodwill from prior acquisitions were impaired and no longer recoverable. Such determination was made on an analysis of each subsidiary's projected revenues, profits and undiscounted cash flows at the date of acquisition compared to actual and projected revenues, profit and loss and undiscounted cash flows as of December 31, 1997. For the purposes of this analysis, each subsidiary was identified as a separate asset group as each subsidiary is independent. From this analysis, an estimate was made as to the amount of goodwill which would be recoverable from future operations and compared to the recorded amounts of goodwill at December 31, 1997 and a write-down recorded for the difference.

        The total goodwill write-down recorded separately in the accompanying statement of operations was approximately $1,871,000 which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to other subsidiaries. After such write-downs, the Company believes that the remaining goodwill amounts recorded for each subsidiary are recoverable over the remaining amortization period.


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

        On December 31, 1996, the Company, through its wholly-owned subsidiary, Bristol Merger Corporation, acquired all of the outstanding common stock of ARS, a POS systems dealer in Washington, for consideration of $1,103,000 in cash, including $78,000 of acquisition costs, and 58,154 shares of non-registered, restricted common stock of the Company valued at approximately $683,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $1,155,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

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

        On May 29, 1997, the Company acquired Smyth for consideration of $2,369,000 in cash, including $20,000 of acquisition costs, and 569,408 shares of non-registered, restricted common stock of the Company, valued at approximately $2,064,000 at the acquisition date. Smyth operates through two divisions which provide VAR systems to customers throughout the United States and POS systems to customers in Southern California and Ohio. The excess of purchase price over the fair values of the net assets acquired was $3,328,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

        On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired EBM, a POS dealer with operations in Indiana and Kentucky, for consideration of $483,000 in cash, including $62,000 of acquisition costs, and 147,033 shares of non-registered, restricted common stock of the Company, valued at approximately $579,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $838,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

        On August 5, 1997, the Company acquired all of the outstanding common stock of PCR, a POS dealer with operations in Northern California, for consideration of $165,000 in cash, including $13,000 of acquisition costs, and 75,000 shares of non-registered, restricted common stock of the Company, valued at approximately $225,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $260,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

        The purchase prices have been allocated to the assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition (SEE SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION).

        The following presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996 as if the CRI, ARS, Smyth and EBM acquisitions had been consummated on April 3, 1996, and includes certain pro forma adjustments resulting from the acquisitions. Pro forma adjustments for the year ended December 31, 1997, consist solely of adjustments to reflect an increase in goodwill amortization expense related to the Smyth and EBM acquisitions. Pro forma adjustments for the period from inception (April 3, 1996) to December 31, 1996 consist of the following: (i) adjustment to reflect an increase in goodwill amortization expense related to the CRI, ARS, Smyth and EBM acquisitions; (ii) adjustment to reflect an increase in rent expense at ARS, as ARS's office facility lease was renegotiated and the monthly rental rate increased as part of the Company's acquisition of ARS; (iii) adjustment to reflect an increase in interest expense as if the Company's $817,500 subordinated notes payable had been issued on April 3, 1996 (the notes were issued June 1996 and retired in November 1996 using IPO proceeds); and (iv) adjustment to calculate the impact on income taxes of the pro forma adjustments.

                                                                 FROM INCEPTION
                                                   YEAR            (APRIL 3,
                                                  ENDED             1996) TO
                                                DECEMBER 31,      DECEMBER 31,
                                              1997 PRO FORMA     1996 PRO FORMA
                                                AS ADJUSTED        AS ADJUSTED
                                              --------------     --------------
         Net revenue                          $  26,882,849      $  10,085,836
         Net income (loss)                       (5,153,593)            23,900
         Basic and diluted net income
           (loss) per share                           (0.94)              0.01
         Shares used in computing basic and
           diluted net income (loss) per share    5,491,352          3,541,166

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

        On May 9, 1997, pursuant to a merger agreement dated April 30, 1997, the Company acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida, for consideration of $1,192,000 in cash, including $92,000 of acquisition costs, and 130,434 shares of non-registered, restricted common stock of the Company, valued at approximately $750,000. On July 23, 1997, the Company entered into a Rescission Agreement whereby the merger agreement and all of the transactions contemplated thereunder were rescinded in their entirety effective as of April 30, 1997. In accordance with the Rescission Agreement, (i) all of the 130,434 shares of common stock have been returned to the Company and canceled; (ii) the shareholder of ISE has refunded to the Company $250,000 in cash; (iii) the shareholder of ISE has delivered to the Company a promissory note in the amount of $350,000 bearing interest at 8.5% to be paid in thirty equal monthly installments commencing in January 1998; (iv) the shareholder of ISE will from time to time make monthly transfers of finished goods inventory to the Company, with an aggregate market value of up to $250,000; and (v) a consulting agreement has been executed by the shareholder of ISE to provide consulting services to the Company through December 31, 2001 for a fee of $250,000, which fee has been prepaid by the Company. In the accompanying balance sheet, the $350,000 promissory note is included in notes receivable; the $250,000 inventory receivable is included in other current assets, net of inventory received as of December 31, 1997 of $68,509; and the $250,000 consulting agreement is included in other assets, net of accumulated amortization at December 31, 1997 of $36,000.No revenues or expenses of ISE have been included in the accompanying statement of operations and all costs incurred related to the acquisition and the subsequent rescission have been expensed by the Company. The shares of common stock issued for the acquisition of ISE have been returned and cancelled are not included in the weighted average common shares outstanding used to compute the Company's basic and diluted net loss per share.

4. CONCENTRATIONS OF CREDIT RISK

        The Company sells its products primarily to quick-service restaurants, grocery stores and other retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have historically been minimal and such losses have been within management's expectations.

        For the year ended December 31, 1997, there was no customer that accounted for more than 10% of sales. For the period from inception (April 3, 1996) to December 31, 1996, 33% of revenues were attributable to one major quick-service food franchisor and its franchisees. The Company purchases its hardware primarily from three main vendors. Sales of products from these vendors accounted for 32% and 51% of net revenue for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996, respectively.

5. INVENTORIES

        Inventories consist primarily of POS terminals, peripherals, paper and other supplies for resale to customers, as well as items to support maintenance contracts. Inventories held by revenue type were as follows:

                                             DECEMBER 31,       DECEMBER 31,
                                                 1997               1996
                                            --------------     -------------
         Systems and installation
           inventories                      $   2,417,472      $  1,469,404
         Services and supplies inventories        896,557           700,127
                                            --------------     -------------
                                            $   3,314,029      $  2,169,531
                                            ==============     =============

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

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                           DECEMBER 31,      DECEMBER 31,
                                               1997              1996
                                          --------------    -------------
         Furniture and equipment          $     673,251     $    154,053
         Automobiles                            215,688           35,754
         Leasehold improvements                 107,685           90,571
                                          --------------    -------------
                                                996,624          280,378
         Less accumulated depreciation         (236,899)         (29,552)
                                          --------------    -------------
         Property and equipment, net      $     759,725     $    250,826
                                          ==============    =============

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

8. COMMITMENTS AND CONTINGENCIES

        The Company leases certain facilities, equipment and vehicles under noncancellable capital leases and operating lease arrangements expiring in various years through 2003. Certain of the operating leases may be renewed for periods ranging from one to three years.

Future annual minimum lease payments for noncancellable capital and operating leases at December 31, 1997 were:

                                                CAPITAL       OPERATING
                                                 LEASES         LEASES
                                              ------------   ------------
         1998                                 $    25,043    $   790,519
         1999                                      16,057        643,003
         2000                                          --        334,612
         2001                                          --        243,762
         2002                                          --        226,498
         Thereafter                                    --        180,760
                                              ------------   ------------
         Total minimum lease payments              41,100    $ 2,419,154
         Amounts representing interest             (7,009)   ============
                                              ------------
         Present value of minimum lease
           payments                                34,091
         Current portion                          (19,264)
                                              ------------
         Long-term capital lease              $    14,827
                                              ============
         obligations

        Rent expense for the year ended December 31, 1997 was $581,438, of which $48,000 was paid to a director of CRI and $173,760 was paid to a officer of ARS. Rent expense for the period from inception (April 3, 1996) to December 31, 1996 was $123,441, of which $15,000 was paid to a director of CRI.

        The net book value of assets under capital lease at December 31, 1997 was $28,967.

        In connection with its proposed move from its current location in London, Kentucky, CRI has agreed to negotiate in good faith a definitive lease regarding up to 12,000 square feet of office and warehouse space to be constructed by two officers and former owners of CRI. Certain terms of the lease have already been agreed to, and it is expected that when signed, the lease will be for 10 years and the rate will be $6.00, $8.00, and $10.00 dollars per square foot for years one, two, and three through ten, respectively. The Company has agreed to guarantee these lease payments. The Company expects that the remaining terms of the lease will be competitive and as favorable to the Company as those which could be obtained from unrelated third parties. Upon commencement of the lease of the new office complex, the monthly lease for CRI's current space in London, Kentucky, will be terminated without penalty. The Company believes that the terms of the contract are equivalent to or more favorable than those that would be obtained under an arm's-length transaction.

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

EMPLOYMENT AGREEMENTS

        The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2004 and provide for minimum salary levels and that certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1997, no provision for bonus payments were made for these certain employment agreements due to pre-tax losses incurred at the acquired companies.. The aggregate commitment for future salaries and the guaranteed bonus amounts was $7,106,878 at December 31, 1997. In addition, the Company has entered into an employment contract with an employee, expiring in 2008, that provides for a minimum salary and certain guaranteed bonus amounts that are payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1997 was $443,275.

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

        At December 31, 1996, the Company had $83,000 accrued in connection with a lawsuit wherein CRI is being sued by a former employee. In accordance with the purchase agreement between the Company and the former owners of CRI, the Company's liability is limited to $83,000 in connection with this suit. Any amounts in excess of $83,000 are recoverable from amounts due to the former owners under certain lease and employment agreements. The maximum exposure for the claim is $107,000 and management has assessed the recoverability of the $24,000 excess and deemed it to be recoverable. In February 1998, CRI paid $50,213 as settlement of the Court of Appeals affirming the award of $31,950 plus interest of $18,263. There is still pending one remaining claim, and the Company is vigorously fighting the claim.

        On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and intends to vigorously defend itself. Because the outcome of such litigation is not presently determinable, the effect on the Company's consolidated financial statements is not known.

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

        At December 31, 1997, the Company had outstanding 125,000 Underwriters' Stock Warrants which entitle the holders thereof to purchase up to 125,000 shares of common stock at $8.70 per share. In addition, the Company had 62,500 Underwriters' Warrants entitling the holders to purchase up to 62,500 Warrants at $.125 per Warrant. The Warrants underlying the Underwriters' Warrants entitle the holders to purchase up to 62,500 shares of common stock at $8.70 per share. Both the Underwriters' Stock Warrants and the Underwriters' Warrants are exercisable during a four-year period commencing November 12, 1996. The Underwriters' Stock Warrants and Underwriters' Warrants contain antidilution provisions providing for adjustment upon the occurrence of certain events.

        Holders of the Company's warrants do not possess any rights as stockholders of the Company until they exercise their warrants and, accordingly, holders of the Company's warrants are not entitled to vote in matters submitted to the shareholders and are not entitled to receive dividends.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

        The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Preferred Stock. So long as any shares of Series A Convertible Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Convertible Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained. The underwriting agreement has been terminated by the underwriter.

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

        Common stock is purchased on each semi-annual purchase date at a purchase price equal to eighty-five (85%) percent of the lower of (i) the fair market value per share of common stock on the entry date into that offering period or (ii) the fair market value per share on that semi-annual purchase date. The maximum number of shares of common stock purchasable per participant on any semi-annual purchase date shall not exceed 1,000 shares. Purchase rights are not granted under the 1997 Employees Plan to any eligible employee if such individual would, immediately after grant, own or hold outstanding options or other rights to purchase stock possessing five percent or more of the total combined voting power of all classes of stock of the Company or any of its corporate affiliates.

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

        Of the options granted, 50,000 were granted to nonemployees and were accounted for at their fair value in accordance with SFAS No. 123. The remaining options were issued to employees and were accounted for in accordance with APB No. 25 (Note 1). SFAS No. 123 requires the calculation of pro forma information regarding net loss and net loss per share as if SFAS No. 123 had been adopted for options issued to employees.

        In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996: risk-free interest rates of 5.8% and 6.6%, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 80% and 40%, respectively; and a weighted-average expected life of the options of five years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1997 and for the period from inception (April 3, 1996) to December 31, 1996 follows:

                                                                         FROM INCEPTION
                                                      YEAR ENDED       (APRIL 3, 1996) TO
                                                  DECEMBER 31, 1997    DECEMBER 31, 1996
                                                  ------------------   ------------------

         Pro forma net loss                       $      (5,395,970)   $        (197,257)
         Pro forma basic and diluted net loss
           per share                              $           (1.04)   $           (0.06)

        Option activity under the Stock Option Plan is as follows:

                                                                        WEIGHTED-AVERAGE
                                                        OPTIONS          EXERCISE PRICE
                                                  ------------------   ------------------
         Outstanding - Inception (April 3, 1996)  $              --       $           --
         Granted                                            418,166                 3.00
                                                  -----------------

         Outstanding - December 31, 1996                    418,166                 3.00
         Granted                                          1,092,500                 3.01
         Forfeited                                         (105,666)               (2.89)
                                                  ------------------

         Outstanding - December 31, 1997                  1,405,000       $         3.02
                                                  ==================

         Exercisable at end of period                        99,375       $         3.01

         Weighted-average fair value of           $            2.11
          options granted during the year


        The weighted-average remaining term of options outstanding as of December 31, 1997 is 7.6 years.

        On September 11, 1997, all outstanding stock options held by employees, officers, Board members and non-employees were repriced at $2.875, the closing market price on that date. The number of shares and vesting schedule of the new option grants is the same as that of the old options replaced. The Company initiated this repricing arrangement in order to retain and motivate key employees. A total of 1,092,500 options with exercise prices ranging from $3.63 to $11.16 were repriced. The Company calculated the incremental impact of the option repricing on pro forma net income in accordance with the provisions of SFAS 123. The Company's calculation resulted in an incremental pro forma expense of $30,462 for 1997, which the Company believes is not material to the pro forma disclosures. The repricing had no impact on historical employee compensation expense, which the Company records under the provisions of APB No. 25, as the exercise price of the repriced options equals the stock value at the repricing date. The Company also calculated the impact of the repricing on non-employee options accounted for under SFAS 123 and determined the impact to be immaterial.

SHARES RESERVED FOR FUTURE ISSUANCE

        At December 31, 1997, 2,151,250 shares of common stock were reserved for future issuance in connection with outstanding warrants and the Company's incentive stock option and employee stock purchase plans.

10.     INCOME TAXES

        Significant components of the provision for income taxes are as follows:

                                                               FROM INCEPTION
                                                               (APRIL 3, 1996)
                                                 YEAR ENDED          TO
                                                DECEMBER 31,     DECEMBER 31,
                                                   1997             1996
                                              ---------------  --------------
         Current:
             Federal                          $           --   $          --
             State                                     2,500           1,800
                                              ---------------  --------------
         Total current                                 2,500           1,800

         Deferred:
             Federal                              (1,118,651)       (150,771)
             State                                  (242,154)        (44,159)
             Change in valuation allowance         1,360,805         194,930
                                              ---------------  --------------
         Total deferred                                   --              --
                                              ---------------  --------------
         Provision for income taxes           $        2,500   $       1,800
                                              ===============  ==============

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


                                                                      FROM INCEPTION
                                            YEAR ENDED              (APRIL 3, 1996) TO
                                         DECEMBER 31, 1997           DECEMBER 31, 1996
                                         ------------------          ------------------
                                        AMOUNT      PERCENT          AMOUNT     PERCENT
                                      ----------  ----------       ----------  ----------

Tax at U.S. statutory rates         $(1,738,137)      (35.0)       $ (35,641)      (34.0)
State income taxes, net of
    federal tax benefit                (258,238)       (5.2)           1,800         1.7
Nondeductible goodwill                  741,541        14.9            6,320         6.0
Change in valuation
    allowance                         1,360,805        27.4           28,078        26.8
Other                                  (103,471)       (2.1)           1,243         1.2
                                    ------------  ----------       ----------  ----------
                                    $     2,500         0.0        $   1,800         1.7
                                    ============  ==========       ==========  ==========

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

12. RELATED PARTY TRANSACTIONS

        The Company had various transactions with related parties which were made in the normal course of business. A summary of these transactions is as follows:

                                                                  PERIOD FROM
                                                      YEAR         INCEPTION
                                                      ENDED     (APRIL 3, 1996)
                          DECEMBER 31, To DECEMBER 31,
                                    1997 1996
                                                --------------- ---------------
Cash register purchases from R.S.M.G., which
  has an officer of Smyth as an officer and
  member of its Board of Directors              $     421,746   $           --
Note paid to RBC, Inc., a company owned by the
  president of CRI                                     40,000               --
Rent paid to a director of CRI                         48,000           15,000
Rent paid to Pollastro Properties, Inc., owned
  by the former owners of ARS certain of whom
  are now officers of ARS                             173,760               --
Auto leases paid to ARS Leasing Co, owned by an
  officer of ARS                                       18,628               --
Payment from president of ARS                         (47,767)              --
Insurance premiums paid for insurance coverage
    purchased through a broker who is a family
    member of a director and officer of the            73,845          121,634
    Company

        Facility lease transactions with related parties are further discussed in Note 8, Commitments and Contingencies.

        Amounts payable to (due from) related parties were as follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                         1997           1996
                                                    ------------    ------------

Insurance premiums for insurance coverage
    purchased through a broker who is a family
    member of a director and officer of the
    Company                                         $   112,088     $        --
R.S.M.G.,  which has an officer of Smyth as an
    officer and a member of its Board of Directors       21,613              --
RBC, Inc., a company owned by the president
  of CRI                                                     --          40,000
Pollastro Properties, Inc., owned by the former
   owners of ARS, certain of whom are now
   officers of ARS                                           --          (7,000)
President of ARS                                             --         (60,028)

13. SUBSEQUENT EVENTS

        On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock ("the Preferred Stock"). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000 funded on March 18, 1998. The Preferred Stock agreement also contains certain registration rights. The second and third installments of $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 to be filed with the Securities and Exchange Commission, assuming that the various conditions set forth in the purchase agreement are met. The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be higher than 110% of the five-day average bid price prior to the date such shares were purchased. The dividends on the Preferred Stock are payable quarterly in stock or in cash. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares for the first $1,000,000 installment. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreements that prohibits the purchaser from owning more than 20% of the Company's common stock on an as converted basis.

        The Preferred Stock issuance will result in an increase in net loss available for common stockholders for amounts relating to accretion of the recorded value of the Preferred Stock to its liquidation value of $242,000, the value of the preferential conversion feature of the Preferred Stock recorded as imputed dividends of $228,000 and cumulative preferred dividends of $2,000. If this transaction had occurred before the end of the period, the effect of the Preferred Stock by application of the if-converted method on the Company's weighted-average common shares outstanding for the year ended December 31, 1997 would have been antidilutive.