Form 10QSB/A
period 1998-03-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-06-11
CIK 1016657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ______________________ to ______________

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                        58-2235556
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO).
INCORPORATION OR ORGANIZATION)

5000Birch Street, Suite 205, Newport Beach, California 92660 (ADDRESS OF
    PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (714) 475-0800
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $.001 par value - 5,556,746 shares as of April 30, 1998 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of April 30, 1998

      Transitional Small Business Disclosure Format (check one):
   Yes______   No  X

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index

Part I    --- FINANCIAL INFORMATION                                         Page

  Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheet as of March 31, 1998 (As Restated)         3

       Consolidated Statements of Operations for the three months
       ended March 31, 1998 (As Restated) and 1997                           4

       Consolidated Statements of Cash Flows for the three months
       ended March 31, 1998 and 1997                                         5

       Notes to Consolidated Financial Statements                           6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-15

Part II   --- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 16
  Item 2.  Changes in Securities and Use of Proceeds                       16-17
  Item 6.  Exhibits and Reports on Form 8-K                                  18

Signature                                                                    19


                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 1998
                                  (As Restated)

                                     ASSETS

Current assets
        Cash and cash equivalents                                                            $    1,327,807
        Accounts receivable, net of allowance for doubtful accounts of $392,809                   2,960,951
        Inventories                                                                               3,171,255
        Prepaid expenses and other current assets                                                   381,973
        Current portion of note receivable                                                          147,187
                                                                                             ---------------
               Total current assets                                                               7,989,173
 Property and equipment, at cost:
        Furniture and equipment                                                                     695,024
        Automobiles                                                                                 214,688
        Leasehold improvements                                                                      110,327
                                                                                             ---------------
                                                                                                  1,020,039
        Accumulated depreciation and amortization                                                  (304,714)
                                                                                             ---------------
               Property and equipment, net                                                          715,325
Intangible assets, net of accumulated amortization of $326,775                                    4,099,990
Note receivable - noncurrent portion                                                                259,271
Other assets                                                                                        867,798
                                                                                             ---------------
               Total assets                                                                  $   13,931,557
                                                                                             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                                                                $    2,122,805
        Accounts payable                                                                          1,857,716
        Accounts payable to related party                                                            32,778
        Accrued salaries, wages and related benefits                                                789,411
        Accrued expenses                                                                            360,125
        Deferred revenue                                                                          1,576,297
        Customer advances                                                                           462,082
        Current portion of long-term debt                                                            36,275
        Current portion of capital lease obligations                                                 20,371
                                                                                             ---------------
               Total current liabilities                                                          7,257,860
Capital lease obligations - noncurrent portion                                                        9,299
Other long-term liabilities                                                                          76,187
Commitments and contingencies
Stockholders' equity
          Preferred stock, $.001 par value:
               4,000,000 shares authorized;
               Series A Convertible Preferred Stock: 10,000 shares issued
                 and outstanding (aggregate liquidation preference $1,000,000)                           10
         Common stock, $.001 par value:
               20,000,000 shares authorized; 5,556,746 and 5,551,746 shares issued
               and outstanding                                                                        5,557
        Additional paid-in capital                                                               12,607,518
        Accumulated deficit                                                                      (6,000,249)
                                                                                             ---------------
                                                                                                  6,612,836
        Less 5,000 shares of treasury stock, at cost                                                (24,625)
                                                                                             ---------------
               Total stockholders' equity                                                         6,588,211
                                                                                             ---------------
               Total liabilities and stockholders' equity                                    $   13,931,557
                                                                                             ===============


See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                          1998              1997
                                                                                     ---------------   ---------------
                                                                                      (As Restated)
Revenue:
         System sales and installation                                               $    3,792,303    $    1,748,821
         Service and supplies sales                                                       2,469,593           911,477
                                                                                     ---------------   ---------------

Total revenue                                                                             6,261,896         2,660,298
Cost of revenue:
         System sales and installation                                                    2,322,228         1,171,596
         Service and supplies sales                                                       1,739,654           689,335
                                                                                     ---------------   ---------------

Total cost of revenue                                                                     4,061,882         1,860,931
                                                                                     ---------------   ---------------

Gross margin                                                                              2,200,014           799,367

Operating expenses:
            Selling, general and administrative expenses                                  2,427,702         1,284,821
            Research and development costs                                                  165,807                --
                                                                                     ---------------   ---------------

Total operating expenses                                                                  2,593,509         1,284,821
                                                                                     ---------------   ---------------

Operating loss                                                                             (393,495)         (485,454)

Other expense (income)                                                                       57,184           (51,518)
                                                                                     ---------------   ---------------

Loss before income taxes                                                                   (450,679)         (433,936)
Provision for income tax                                                                      2,500             1,050
                                                                                     ---------------   ---------------

Net loss                                                                             $     (453,179)   $     (434,986)
                                                                                     ===============   ===============

Net loss before preferred stock accretion and dividends                              $     (453,179)   $     (434,986)
Preferred stock accretion and dividends:
            Accretion related to Series A Convertible Preferred Stock                      (241,916)               --
            Imputed dividends for Series A Convertible Preferred Stock                     (227,589)               --
            Cumulative dividends for Series A Convertible Preferred Stock                    (2,333)               --
                                                                                     ---------------   ---------------

Net loss applicable to common stockholders                                           $     (925,017)   $     (434,986)
                                                                                     ===============   ===============

Basic and diluted net loss to common stockholders per share                          $        (0.17)   $        (0.09)
                                                                                     ===============   ===============

Basic and diluted weighted average common shares outstanding                              5,551,654         4,745,654
                                                                                     ===============   ===============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                                 1998               1997
                                                                                            ---------------   ---------------

Cash flows from operating activities:
      Net loss                                                                              $     (453,179)   $     (434,986)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                               67,815            21,301
         Amortization                                                                              116,220            28,522
         Provision for doubtful accounts                                                            40,459             9,162
         Provision for excess and obsolete inventories                                                  --            25,500
         Stock compensation expense                                                                     --             8,021
         Changes in operating assets and liabilities:
                  Accounts receivable                                                              201,377            30,408
                  Inventories                                                                      154,313           (82,350)
                  Prepaid expenses and other assets                                                (92,304)          (42,018)
                  Accounts payable                                                                (136,796)         (124,344)
                  Other accrued expenses                                                          (232,357)          (54,401)
                  Deferred revenue                                                                 (19,999)           64,144
                  Customer advances                                                                 62,324           (13,082)
                  Other long-term liabilities                                                        9,189            12,249
                                                                                            ---------------   ---------------

Net cash used in operating activities                                                             (282,938)         (551,874)

Cash flows from investing activities:
         Receivables from rescinded acquisition                                                     31,761                --
         Purchases of property and equipment                                                       (27,690)          (13,359)
                                                                                            ---------------   ---------------

Net cash provided by (used in) investing activities                                                  4,071           (13,359)

Cash flows from financing activities:
         Repayment of capital lease obligations                                                     (4,421)           (2,230)
            Net borrowings (repayments) on line of credit                                           62,664          (388,441)
         Repayment of long-term debt                                                               (17,835)               --
         Issuance of preferred stock, net of offering costs                                        827,584                --
         Issuance of common stock, net of offering costs                                            22,753                --
                                                                                            ---------------   ---------------

Net cash provided by (used in) financing activities                                                890,745          (390,671)

Net increase (decrease) in cash and cash equivalents                                               611,878          (955,904)
Cash and cash equivalents at beginning of period                                                   715,929         5,475,674
                                                                                            ---------------   ---------------

Cash and cash equivalents at end of period                                                  $    1,327,807    $    4,519,770
                                                                                            ===============   ================

Supplemental disclosures of cash flow information:
         Cash paid for interest                                                             $       89,815    $       12,734
                                                                                            ===============   ===============
         Cash paid for income taxes, net                                                    $        4,758    $       96,459
                                                                                            ===============   ===============
Supplemental disclosures of non-cash transactions:
           Warrants issued in connection with the sale of preferred stock                   $       69,500    $           --
                                                                                            ===============   ===============
           Inventory received in payment of rescinded acquisition receivable                $       33,484    $           --
                                                                                            ===============   ================

For non-cash transactions relating to Series A Convertible Preferred Stock, see
Stockholders' Equity


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

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         The American Institute of Certified Public Accountants (AICPA) recently adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company adopted SOP 97-2 at the beginning of the current year. Such adoption did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998.

RESTATEMENT

         On March 18, 1998, the Company issued preferred stock with a future conversion discount, the Series A Convertible Preferred Stock (see STOCKHOLDERS EQUITY). This preferred stock includes a conversion feature which permits the holders of the preferred stock to convert their holdings to common shares at a discount from the market price of the common stock when converted. At the March 13, 1997, meeting of the Emerging Issues Task Force (EITF), the staff of the Securities and Exchange Commission (SEC) issued announcement EITF D-60 regarding Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature. The announcement dealt with, among other things, the belief by the SEC staff that any discounts on future conversions of securities are analogous to a dividend and should be recognized as a return to the preferred shareholders.

         Subsequent to the issuance of the Company's consolidated financial statements for the three months ended March 31, 1998, in conjunction with a review of the Company's registration statement on Form S-3 filed on April 17, 1998 relating to the registration of common stock underlying the Series A Convertible Preferred Stock, the SEC requested that the Company apply the accounting suggested in their announcement to the Company's Series A Convertible Preferred Stock.

        Accordingly, the consolidated statement of operations for the three-month period ended March 31, 1998 contained in this Form 10-QSB/A has been restated from that originally issued to show on the face of the statement of operations the amount of accretion recorded to increase the Series A Convertible Preferred Stock to its issuance value; the value of the beneficial conversion feature at the date of issuance of the Series A Convertible Preferred Stock, shown as imputed dividends; cumulative dividends for the Series A Convertible Preferred Stock; and a line item for net loss applicable to common stockholders. The calculation of net loss per share has also been revised to reflect such accounting. These changes resulted in an increase in net loss applicable to common stockholders from $453,000 to $925,000 and an increase in the basic and diluted net loss per share from $ (0.08) to $ (0.17). The consolidated balance sheet at March 31, 1998 has been restated to reflect a reclassification of $228,000 from accumulated deficit to additional paid-in capital related to the beneficial conversion feature of the Series A Convertible Preferred Stock.

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

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants and conversion of outstanding preferred stock and preferred stock dividends on Series A Convertible Preferred Stock . Common equivalent shares have not been included where inclusion would be antidilutive.

         At March 31, 1998 and 1997, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options, warrants and conversion of preferred stock and preferred stock dividends, were antidilutive for the three months ended March 31, 1998 and 1997. Net loss applicable to common stockholders for the three months ended March 31, 1998 is computed as net loss for the quarter of $453,000 plus preferred stock accretion of $242,000, imputed dividends related to the beneficial conversion feature of the preferred stock of $228,000 and cumulative preferred stock dividends of $2,000.

STOCKHOLDERS' EQUITY

         On January 2, 1998, the Company issued 8,236 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The Preferred Stock agreement also contains certain registration rights. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. As of the date of this filing, the Securities and Exchange Commission has not declared the registration statement effective. The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model.

         The Preferred Stock was recorded at fair value on the date of issuance less issue costs. The Company recorded accretion of $242,000 to increase the carrying value to the issuance value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate which is less than the fair value of the common stock. Accordingly, the Company recorded as imputed dividends the value of the beneficial conversion feature of $228,000. The Company also accrued cumulative preferred dividends of $2,000 at March 31, 1998.

COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, during the quarter ended March 31, 1998. The Company's total comprehensive loss for the quarter ended March 31, 1998, was $925,000, consisting of the Company's net loss for the quarter of $453,000, Preferred Stock accretion of $242,000, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative preferred dividends of $2,000. There were no items of other comprehensive income for the quarter ended March 31, 1997.

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

SUBSEQUENT EVENTS

         On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines Co. (QBM), a POS dealer with operations in Sacramento, California, for an aggregate purchase price of $900,000 paid as follows: $500,000 in common stock of the Company, valued as of the closing date of the acquisition; $330,000 in cash; and a promissory note in the principal amount of $70,000 executed by the Company in favor of QBM. The aggregate purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting. Had the acquisition occurred at the end of the period, the effect on the weighted-average common shares outstanding would have been immaterial.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB/A, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed six acquisitions since its inception through the end of December 31, 1997, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the quarter ended March 31, 1998. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company expects that acquisitions will continue to impact the Company's future operating results based on the Company's current acquisition strategy.

         This Quarterly Report on Form 10-QSB/A contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Additional Factors That May Affect Future Results."

REVENUE

         The Company's consolidated total revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Total revenue for the quarter ended March 31, 1998 was $6,262,000 and was comprised of revenue from the six companies the Company had acquired prior to such quarter. This represents an increase of 135% from the Company's total revenue of $2,660,000 for the quarter ended March 31, 1997. The increase in revenue from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 was due primarily to the revenue contributed by the additional businesses acquired during 1997.

         Total revenue for the quarter ended March 31, 1998 was comprised of 61% Systems Revenue and 39% Service Revenue, as compared to a revenue composition of 66% Systems Revenue and 34% Service Revenue for the quarter ended March 31, 1997. The mix of revenue changed from 1997 to 1998 primarily due to an emphasis on service revenue at the companies acquired in the latter half of 1997.

         No customer accounted for more than 10% of total revenue for the quarter ended March 31, 1998. Sales to one customer accounted for approximately 10% of total revenue for the quarter ended March 31, 1997. Sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc.
(ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 21% of total revenue for the quarter March 31, 1998, and approximately 60% of total revenue for the quarter ended March 31, 1997. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. A change in the Company's relationships with these principal vendors could have a material adverse effect on the Company's financial condition and results of operations.

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

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $166,000 during the three-month period ended March 31, 1998 and consist primarily of internal costs to develop and design point-of-sale licensed software for the golf course and resort markets. The Company's policy is to expense such costs until technological feasibility is established. At March 31, 1998, such technological feasibility had not been established.

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

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's loss applicable to common stockholders for the quarter ended March 31, 1998, was $925,000, consisting of the Company's net loss for the quarter of $453,000, accretion of $242,000 to increase the Series A Convertible Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its issuance value of $100 per share, imputed dividends related to the beneficial conversion feature of the Series A Convertible Preferred Stock of $228,000 and cumulative preferred dividends of $2,000.

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

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. As of the date of this filing, the Securities and Exchange Commission has not declared the registration statement effective. The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model. The Company incurred $242,000 of issuance costs which were charged against the carrying value of the preferred stock. The Company recorded accretion of $242,000 to increase the carrying value to the issuance value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate which is less than the fair value of the common stock. The Company recorded imputed dividends related to this beneficial conversion feature of $228,000.

         On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines Co. (QBM), a POS dealer with operations in Sacramento, California, for an aggregate purchase price of $900,000 paid as follows: $500,000 in common stock of the Company, valued as of the closing date of the acquisition; $330,000 in cash; and a promissory note in the principal amount of $70,000 executed by the Company in favor of QBM. The aggregate purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with purchases of securities. The Company disputes the allegations made in the complaint and is vigorously defending itself. Future results of operations, financial condition and liquidity cannot be assessed at this time, because the outcome of the claims are not presently determinable, no provision for any liability has been made in the accompanying financial statements.

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

         The Company anticipates that its current cash on hand, cash flow from operations and credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1998. At March 31, 1998, approximately $700,000 was available for the Company to borrow under the credit facilities. However the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company currently intends to obtain financing through future issuances of debt or equity securities during the remainder of 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

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

         SUBSTANTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS. The Company may experience substantial fluctuations in its annual and quarterly operating results in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of a retail automation solution system. The changing of such delivery dates is beyond the Company's control. Quarterly sales and operating results therefore depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products) and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 21% of revenues for the period ended March 31, 1998. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         POTENTIAL INABILITY TO MARKET NEWLY DEVELOPED PRODUCTS. The technology of POS systems, ECRs, VARs and related equipment is changing rapidly. There can be no assurance that the Company's existing manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment. The Company's Smyth Systems, Inc. (Smyth) subsidiary operates in the VAR solutions segment, wherein it develops customized turnkey retail automation solutions, consisting of both hardware and software. There can be no assurance that Smyth will be able to develop commercially viable and technologically competitive VAR solutions at competitive prices.

         RELIANCE ON KEY PERSONNEL. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers. In particular, the Company's operations are dependent to a great degree on the continued efforts of its Chief Executive Officer, Richard H. Walker. Furthermore, the Company will most likely continue to be dependent on the senior management of companies that are acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition. The Company is a party to employment agreements with Mr. Walker, as well as with Executive Vice President Paul Spindler. The agreements with Messrs. Walker and Spindler terminate in the years 2004 and 2001, respectively, unless terminated earlier pursuant to the agreements, and each contains confidentiality provisions and covenants not to compete. State laws, however, may limit the enforceability of the confidentiality and/or non-competition provisions therein. The Company is currently the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Walker. There can be no assurance that the Company will maintain the policy in effect or that the coverage will be sufficient to compensate the Company for the loss of the services of Mr. Walker.

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

         As of March 31, 1998, the Company had issued 10,000 shares of Series A Convertible Preferred Stock (the Preferred Stock), at an issue price of $100 per share. Each share of Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest non-consecutive five-day average closing bid price for the common stock for the 25-day period prior to conversion. Each holder of shares of the Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted. The Company cannot, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Preferred Stock, (i) redeem, purchase or otherwise acquire for value any share of the Preferred Stock; (ii) redeem, purchase or otherwise acquire any of the Company's common stock; (iii) authorize or issue any other equity security senior to or on parity with the Preferred Stock as to voting rights, dividend rights, conversion rights, redemption rights or liquidation preferences; (iv) declare or pay any dividend or make any distribution with regard to any share of common stock; (v) sell, convey, lease or otherwise dispose of all or substantially all of its property or business; liquidate, dissolve or wind up the Company's business; or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary); (vi) effect any transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, unless the Company's stockholders of record as constituted immediately prior to such transaction will, immediately thereafter, hold at least a majority of the voting power of the surviving or acquiring entity; (vii) permit any subsidiary to issue or sell any of its capital stock (except to the Company); (viii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Preferred Stock; or (ix) alter or change the rights, preferences or privileges of the shares of Preferred Stock so as to adversely affect the shares. In the event of any liquidation dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to any distributions to holders of common stock, an amount per share equal to $100 plus any declared but unpaid dividends.

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

         MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. At March 31, 1998, the Company had $2,488,000 in net tangible assets. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock in all likelihood would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

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

         ABSENCE OF DIVIDENDS. The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Convertible Preferred Stock. So long as any shares of Series A Convertible Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Convertible Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS.) Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained.

         YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company's Smyth subsidiary is currently upgrading its software for golf course applications to a Windows version. The Company currently estimates it will expend approximately $150,000 to $200,000 in 1998 to make such software Year 2000 compliant.
Although the Company believes that such software will be Year 2000 compliant, there can be no assurances that compliance will be achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company is making inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

      (c) The following is a summary of transactions by the Company during the three months ended March 31, 1998, involving sales or issuances of the Company's securities that were not registered under the Securities Act.

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

                  The shares of Preferred Stock are convertible into shares of common stock at a conversion price equal to seventy-eight percent (78%) of the lowest non-consecutive five-day average closing bid price during the twenty-five day period prior to conversion; provided, however, that in no event shall the conversion price be greater than $3.26 (110% of the average closing bid price during the five-day period prior to the purchase of the shares of Preferred Stock). The shares of common stock into which the shares of Preferred Stock are convertible have been registered by the Company on Form S-3 (No. 333-50385) (the Registration Statement), filed with the Securities and Exchange Commission (the "Commission") on April 17, 1998. As of May 15, 1998, the Registration Statement had not been declared effective by the Commission. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and H D Brous & Co., Inc., as compensation for services provided by them as placement agents (Section (c)(3) below).

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

                  The Investor Warrants are exercisable at an exercise price equal to the lessor of (i) $3.26 (110% of the average closing bid price of the common stock during the five days preceeding the date of issuance) and (ii) 110% of the closing bid price of the common stock on the date the Registration Statement becomes effective. The exercise price of the Investor Warrants is subject to adjustment.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  4.7       Securities Purchase Agreement entered into between
                            the Company and Precision Capital Investors Limited
                            Partnership I dated as of March 18, 1998
                            (Incorporated by reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-3, filed
                            on April 17, 1998, File No. 333-50385).
                  4.8       Registration Rights Agreement entered into between
                            the Company and Precision Capital Investors Limited
                            Partnership I dated as of March 18, 1998
                            (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-3, filed
                            on April 17, 1998, File No. 333-50385).
                  4.9       Certificate of Designation, Preferences and Rights
                            of Series A Convertible Preferred Stock
                            (Incorporated by reference to Exhibit 4.3 of the
                            Company's Registration Statement on Form S-3, filed
                            on April 17, 1998, File No. 333-50385).
                  4.10      Common Stock Purchase Warrants issued to Precision
                            Capital Investors Limited Partnership I
                            (Incorporated by reference to Exhibit 4.4 of the
                            Company's Registration Statement on Form S-3, filed
                            on April 17, 1998, File No. 333-50385).
                  4.11      Warrant to Purchase Common Stock issued to H D Brous
                            & Co., Inc. (Incorporated by reference to Exhibit
                            4.5 of the Company's Registration Statement on Form
                            S-3, filed on April 17, 1998, File No. 333-50385).
                  4.12      Warrant to Purchase Common Stock issued to Wharton
                            Capital Partners Ltd. (Incorporated by reference to
                            Exhibit 4.6 of the Company's Registration Statement
                            on Form S-3, filed on April 17, 1998, File No.
                            333-50385).
                  11*       Calculation of Earnings per Share
                  27*       Financial Data Schedule

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

                                    Bristol Retail Solutions, Inc.
                                    ----------------------------------
                                    (Registrant)

    June 10, 1998                   By: /s/ MICHAEL S. SHIMADA
----------------------              ----------------------------------
        Date                        Michael S. Shimada
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)