Form 10KSB/A
period 1997-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-08-05
CIK 1016657

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO.3
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        GENERAL

        The Company is a dealer of retail point-of-sale ("POS") systems in the United States with operations in 17 cities in eight states. The Company sells, installs and supports POS systems, which retail establishments use to collect and process data at the "point-of-sale" during sales transactions with customers. The Company has installed systems in more than 15,400 retail locations, primarily in supermarkets, table-service and fast food restaurants, and golf courses and resorts, which are the three markets of the retail industry on which the Company currently focuses. The Company installs POS systems manufactured by NCR Corporation ("NCR"), International Business Machines Corp. ("IBM"), Matsushita Electronic Corporation of America ("Panasonic"), ICL Retail Systems ("ICL-Fujitsu"), Micro Systems, Incorporated ("Micros"), and several other manufacturers. The Company has developed and is marketing software specifically designed for golf course and resort applications and has license agreements with several software companies for specific applications for its other target markets.

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

        The Company plans to become a national distribution organization for POS systems through selective acquisitions of independent dealers and systems integrators that sell, install, and support POS systems for use in retail establishments. The Company has acquired six dealers since its establishment in April 1996. The following table sets forth certain information with respect to the Company's acquisitions to date.


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

        Based on industry surveys and its own operating experience, the Company believes that as a consequence of competitive pressures within the retail industry and the Year 2000 problem, demand for POS systems is strong and will be into the next millenium. Based on the Ernst & Young 16th Annual Survey of Retail Information Technology, the Company believes that the majority of retailers surveyed plan to increase capital spending and increase retail automation expenditures as a percentage of sales. The study found that retail automation spending increased by 3% in 1996 over the previous year and is estimated to have increased by 11% in 1997 to 0.82% of sales among responding retailers. The study further determined that average retailers dedicate approximately 23% of total information technology funds to POS systems. The Company believes the 1998 Study of Retail Technology completed by Chain Store Guide corroborates the Ernst & Young findings. According to the Chain Store Guide survey, the Company asserts that 30% of retailers responding were planning to buy or upgrade POS systems in 1998. The study cited retail mergers, expansion plans and the Year 2000 problem as motivation to implement or change POS systems.

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

        The Company believes that approximately 800,000 units (POS systems and ECRs) are sold per year. In 1996, there were more than 5.0 million POS systems and ECRs in use in the United States. Based on the study completed by Chain Store Guide, the Company believes that only 70% of respondents have an automated POS system in place. Of those with a POS system, 55% said the average age of their system was less than six years. The Company believes the current average life of a POS system is seven years. However, the Company anticipates that retailers with ECRs or older POS systems will replace their units or systems more rapidly than in the past in order to take advantage of new product features that are being introduced more frequently than in the past.

         The channels of distribution for retail automation systems in the United States are fragmented and overlapping. The two principal distribution channels for POS systems and ECR products to reach the end user currently are:
(i) the "Direct" channel and (ii) the "Indirect" channel. The Direct channel consists of manufacturers that sell directly to large, national "major retail" chains. The Direct channel represents less than half of all units sold. The Indirect channel consists of a variety of independent businesses, which sell to all types of retail end-users. The two principle components of the Indirect channel are dealers and Value Added-Resellers (VARs). Dealers in the Indirect channel generally take title to equipment that they resell and do not, as a rule, engage in software development. In contrast, VARs are typically compensated with a commission from the manufacturer and need not take title to equipment or provide hardware service. VARs sometimes also act as software developers. All manufacturers use dealers or VARs to distribute at least a portion of their products to the retail market, and some manufacturers use dealers or VARs as their exclusive means of distributing their products. The Company believes that by the Year 2000, POS dealers and VARs will sell the majority of POS systems because major suppliers are relying increasingly on the Indirect channel for distribution since dealers and VARs can operate at a lower cost than the major manufacturers.

         The typical POS or ECR dealer is privately held, concentrates on only one or two manufacturers for its key products and sells, and services those products on a local basis. Typical dealership functions are sales, in-house and on-site service, and administration. Based on the Company's experience in evaluating dealers as acquisition candidates, the Company believes that the typical dealer derives its revenue from the sale of hardware, software, and service. Based on the American Business Information, American Yellow Pages 1996 Edition, the Company believes there are more than 3,000 independent POS and ECR dealers in the United States that sell to customers in one or several segments of the retail industry. Because restaurants and supermarkets have been among the first markets in the retail industry to adopt retail automation tools, the majority of POS and ECR dealers have some sales to one or both of these markets.

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

CUSTOMERS

        The Company concentrates its sales efforts on three principle markets of the retail industry, which are supermarkets, fast food and table service restaurants, and golf courses/resorts. Typically, the Company's customers tend to be a regional franchisee or a group of several stores with the same owner. Generally, when the Company receives an order for POS systems, it will be for a group of stores to be installed over a relatively short period of time. After completion of the installation of these stores, future revenues from the customer will be for maintenance service contracts or supplies.

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

        The Company has not paid dividends on its preferred stock or common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Preferred Stock. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (SEE ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. Under the terms of the underwriting agreement entered into by the Company in connection with its initial public offering, the Company is restricted until November 20, 1998, from paying dividends in excess of the amount of the Company's current or retained earnings derived from November 20, 1996, unless the consent of the underwriters is obtained. The underwriting agreement has been terminated by the underwriter.

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

        Total revenue for the year ended December 31, 1997 was comprised of 64% Systems Revenue and 36% Service Revenue, as compared to a revenue composition of 74% Systems Revenue and 26% Service Revenue for the period from inception (April 3, 1996) to December 31, 1996. The mix of revenue changed from 1996 to 1997 due to the following: (i) an increase in Service Revenue in 1997 derived from additional maintenance contracts obtained as a result of a high volume of systems sold by CRI during the last half of 1996 and (ii) different revenue mixes at ARS and at the subsidiaries acquired in 1997.

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

   GOODWILL WRITE-DOWN

        The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company determined that certain amounts recorded for goodwill from prior acquisitions were impaired and no longer recoverable. Such determination was made on an analysis of each subsidiary's projected revenues, profits and undiscounted cash flows at the date of acquisition compared to actual and projected revenues, profit and loss and undiscounted cash flows as of December 31, 1997. For the purposes of this analysis, each subsidiary was identified as a separate asset group as each subsidiary is independent. From this analysis, an estimate was made as to the amount of goodwill, which would be recoverable from future operations and compared to the recorded amounts of goodwill at December 31, 1997; a write-down was recorded for the difference.

        The total goodwill write-down recorded separately in the accompanying statement of operations was approximately $1,871,000 which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to other subsidiaries.

         The goodwill write-downs are primarily due to fourth quarter decisions by the Company based on operating losses and lack of sales growth at both Smyth and CRI. Prior to the time of the acquisition, Smyth Systems had begun a marketing effort to penetrate the apparel and sporting goods markets. These markets were expected to grow rapidly and represented the major reason that the Company paid a purchase price in excess of book value for Smyth which was allocated to goodwill at the acquisition date. However, by mid-fourth quarter of 1997, it was apparent that Smyth was not able to penetrate these markets due to a lack of sales caused by an insufficient product line and that the costs to successfully sell into these markets were not reasonable given Smyth's operating losses. As a result, in the fourth quarter, a decision was made to discontinue the sales, marketing and promotional activities to penetrate these markets and a goodwill impairment charge was recorded.

         At the date of CRI's acquisition of EBM, it was anticipated that sales from EBM would continue to expand and that EBM would move towards profitability as it expected an increase in sales volume to the fast-food and table-service restaurant market because of the ability to offer a certain product to a wider geographical area. However, the product did not sell as anticipated due to quality problems and by the fourth quarter of 1997, several key people associated with the marketing of this product had left the Company. This resulted in larger losses than anticipated and led to the impairment of the goodwill.

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

         The provision of $451,000 for slow moving replacement parts was mainly due to the acquisition of EBM and subsequent incorporation of operations into the Company's wholly-owned subsidiary, CRI. After such consolidation and because of the lower than planned level of sales, the company determined that it had excess replacement parts inventory as of December 31, 1997 and took the appropriate write-down.

         On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventories. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquire or sell any assets over $50,000 excluding purchases of dealers; (ii) sell or transfer any collateral except for finished inventory in the ordinary course of business;
(iii) sell inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; (iv) incur any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guarantee or otherwise become liable with respect to obligations of another party or entity; (vi) pay or declare any cash dividends; or (vii) make any change in the Company's capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $2,031,000 bearing interest at 10.25% at December 31, 1997.

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

        The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2004 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1997, no provision for bonus payments were made for these certain employment agreements due to the fact that the Companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $7,106,878 at December 31, 1997 excluding bonuses contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with an employee, expiring in 2008, that provides for a minimum salary and certain guaranteed bonus amounts that are payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1997 was $443,275. The employee is not an executive officer of the Company.

        The Company has an independent contractor agreement with a former owner of a subsidiary, expiring in 2003. The commitment for future payments under this contract at December 31, 1997 was $650,000.

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

         In connection with six of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon among other things, the acquired companies' pre-tax profits. As of this date, none of the acquired companies have met the performance standards, and accordingly, the Company has not made any bonus payments under any of such employment agreements.

         The employment agreements also allow the Company to take certain remedial action in the event the acquired companies do not meet their respective performance standards. With respect to five of the acquisitions, the Company has taken remedial action against certain employees who did not meet (or whose company did not meet) the performance standards set out in their respective employment agreements. Such remedial action includes the georgraphic transfer of one employee, the placement of other employees on probation, and the restructing of two of the acquisitions.

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

        CONSIDERATION FOR ACQUIRED COMPANIES EXCEEDS ASSET VALUE. Valuations of the companies acquired by the Company have not been undertaken based on independent appraisals, but have been determined through arm's-length negotiations between the Company and representatives of such companies. The consideration for each such company has been based primarily on the judgment of management as to the value of such company as a going concern and not on the book value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets may have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Specifically, during the fourth quarter fo 1997, the Company recorded a goodwill write-down for approximately $1,871,000. See "Goodwill Write-down in Management Discussion and Analysis of Financial Condition and Results of Opertations." No assurance can be given that the facts and circumstances surrounding the write-down will not occur in the future. Moreover, the Company has incurred and expects to incur significant amortization charges resulting from consideration paid in excess of the book value of the assets of the companies acquired and companies which may be acquired in the future.

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

        RESTRICTIONS ON COMPANY'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. On December 17, 1997, the Company obtained a new line of credit. Pursuant to the terms of the line of credit, the Company is prohibited from engaging in certain transactions without first obtaining the written consent of the lender. Such transactions include, but are not limited to, (i) the sale or acquisition of assets with a value exceeding $50,000; (ii) the sale of transfer of any collateral under the line of credit, except for the sale of items in the Company's finished inventory in the ordinary course of business; (iii) the sale of inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; and (iv) any other transaction outside the ordinary course of business. No assurance can be given that these restrictions will not impact the Company's ability to conduct business in the future, even though the line of credit does not prohibit or restrict the Company from acquiring other companies (including acquisitions for amounts greater than $50,000) pursuant to its acquisition strategy.

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

   EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

        The Company has entered into employment agreements with its Chief Executive Officer, Richard H. Walker, and its Executive Vice President, Paul Spindler. Mr. Walker's employment agreement provides for a salary of $225,000 per year. Mr. Spindler's employment agreement provides for a salary of $150,000 per year. Both employment agreements are subject to upward adjustments during the terms of the agreements. On April 3, 1997, the salaries of Mr. Walker and Mr. Spindler increased to $247,500 and $165,000 per year, respectively. Mr. Walker and Mr. Spindler, according to their contract, are entitled to an annual, salary increase of not less than ten percent every April 3rd with the Board of Directors' approval. As of this amended filing, no such increase had been approved. Mr. Spindler's employment agreement terminates on December 31, 2001. On February 28, 1998, the Company's Board of Directors approved a resolution to extend the term of Mr. Walker's employment agreement for an additional three year period until December 31, 2004, unless terminated earlier in accordance with the agreement. Each employment agreement contains confidentiality provisions and covenants not to compete. In addition, each employment agreement has clauses providing for payment of the amount of unpaid salary that would have been due through the expiration of the term of the agreement in the event that the agreement is terminated due to death or disability. In the event of termination of either agreement for reasons other than death and disability, salary shall be paid through the date of termination. The other reasons include voluntary resignation or termination for cause. There is no severance or change-in-control provisions in the agreements.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Financial Statements

        The financial statements listed on the index to financial statements on page 25 are filed as part of this Form 10-KSB/A.

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

                                     Date: August 5, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                   TITLE                      DATE
                 ---------                                   -----                      ----

/S/ Richard H. Walker                       Chief Executive Officer, President and   August 5, 1998
------------------------------------------  Director
Richard H. Walker                           (Principal Executive Officer)

/S/ Paul Spindler                           Executive Vice President, Chairman of    August 5, 1998
------------------------------------------  the Board and Director
Paul Spindler

/S/ Michael S. Shimada                      Chief Financial Officer                  August 5, 1998
------------------------------------------  (Principal Accounting and Financial
Michael S. Shimada                          Officer)

/S/ Lawrence Cohen                          Director                                 August 5, 1998
------------------------------------------
Lawrence Cohen

/S/ Dr. Jack Borsting                       Director                                 August 5, 1998
------------------------------------------
Dr. Jack Borsting

/S/ Peter Stranger                          Director                                 August 5, 1998
------------------------------------------
Peter Stranger


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         BRISTOL RETAIL SOLUTIONS, INC.

                                                                            PAGE
                                                                            ----
Report of Independent Auditors - Ernst & Young LLP..........................  27

Independent Auditors' Report - Deloitte & Touche LLP........................  28

Consolidated Balance Sheets
    as of December 31, 1997 and December 31, 1996...........................  29

Consolidated Statements of Operations
    for the year ended December 31, 1997 and for
    the period from inception (April 3, 1996) to December 31, 1996..........  30

Consolidated Statements of Stockholders' Equity
    for the year ended December 31, 1997
    and for the period from inception (April 3, 1996) to December 31, 1996 .  31

Consolidated Statements of Cash Flows
    for the year ended December 31, 1997 and
    for the period from inception (April 3, 1996) to December 31, 1996......  32

Notes to Consolidated Financial Statements..................................  34

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

2. GOODWILL WRITEDOWN

        The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company determined that certain amounts recorded for goodwill from prior acquisitions were impaired and no longer recoverable. Such determination was made on an analysis of each subsidiary's projected revenues, profits and undiscounted cash flows at the date of acquisition compared to actual and projected revenues, profit and loss and undiscounted cash flows as of December 31, 1997. For the purposes of this analysis, each subsidiary was identified as a separate asset group as each subsidiary is independent. From this analysis, an estimate was made as to the amount of goodwill, which would be recoverable from future operations and compared to the recorded amounts of goodwill at December 31, 1997; and a write-down was recorded for the difference.

        The total goodwill write-down recorded separately in the accompanying statement of operations was approximately $1,871,000 which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to other subsidiaries.

         The goodwill write-downs are primarily due to fourth quarter decisions by the Company based on operating losses and lack of sales growth at both Smyth and CRI. Prior to the time of the acquisition, Smyth Systems had begun a marketing effort to penetrate the apparel and sporting goods markets. These markets were expected to grow rapidly and represented the major reason that the Company paid a purchase price in excess of book value for Smyth which was allocated to goodwill at the acquisition date. However, by mid-fourth quarter of 1997, it was apparent that Smyth was not able to penetrate these markets due to a lack of sales caused by an insufficient product line and that the costs to successfully sell into these markets were not reasonable given Smyth's operating losses. As a result, in the fourth quarter, a decision was made to discontinue the sales, marketing and promotional activities to penetrate these markets and a goodwill impairment charge was recorded.

        At the date of CRI's acquisition of EBM, it was anticipated that sales from EBM would continue to expand and that EBM would move towards profitability as it expected an increase in sales volume to the fast-food and table-service restaurant market because of the ability to offer a certain product to a wider geographical area. However, the product did not sell as anticipated due to quality problems and by the fourth quarter of 1997, several key people associated with the marketing of this product had left the Company. This resulted in larger losses than anticipated and led to the impairment of the goodwill.

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
                                          ==============    =============

7. SHORT-TERM BORROWINGS

        On December 17, 1997, the Company entered into a new line of credit that provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%, (10.25% at December 31, 1997); matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventory. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquire or sell any assets over $50,000 excluding purchases of dealers; (ii) sell or transfer any collateral except for finished inventory in the ordinary course of business; (iii) sell inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; (iv) incur any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guarantee or otherwise become liable with respect to obligations of another party or entity; (vi) pay or declare any cash dividends; or (vii) make any change in the Company's capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $2,031,000 bearing interest at 10.25% at December 31, 1997.

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

EMPLOYMENT AGREEMENTS

        The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2004 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1997, no provision for bonus payments were made for these certain employment agreements due to the fact that the companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $7,106,878 at December 31, 1997 excluding bonuses contingent on achieving certain per-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with an employee, expiring in 2008, that provides for a minimum salary and certain guaranteed bonus amounts that are payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1997 was $443,275.

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