Form 10KSB/A
period 1997-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-08-14
CIK 1016657

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO.4
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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

        Based on industry surveys and its own operating experience, the Company believes that as a consequence of competitive pressures within the retail industry and the Year 2000 problem, demand for POS systems is strong and will be into the next millenium. The Company believes that the majority of retailers surveyed plan to increase capital spending and increase retail automation expenditures as a percentage of sales. Based on industry surveys, the Company believes that retail automation spending increased by 3% in 1996 over the previous year and is estimated to have increased by 11% in 1997 to 0.82% of sales among responding retailers. Based on these surveys, the Company also believes that average retailers dedicate approximately 23% of total information technology funds to POS systems. The Company asserts that 30% of retailers responding were planning to buy or upgrade POS systems in 1998 due to retail mergers, expansion plans and the Year 2000 problem.


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

SUPPLIERS

        A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs, and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in sufficient quantities necessary and upon competitive terms in order to enable it to meet the needs of its end-user customers. During the year ended December 31, 1997, the Company purchased a significant portion of the hardware products that it resold from Panasonic, ERC, and NCR who as manufacturers and suppliers to the Company are some of the best-qualified to meet the needs of our customers. Sales of products purchased from Panasonic, ERC Parts, Inc. ("ERC") and NCR accounted for approximately 32% of total revenue for the year ended December 31, 1997, with sales of Panasonic and NCR products accounting for 16% and 15% of the Company's total revenue in that year, respectively. The Company has supply agreements with these and other manufacturers and suppliers such as IBM, ICL-Fujitsu and Micros. The agreements are non-exclusive, may have geographic limitations and may have renewable one-year terms, depending on if the Company achieves a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer is subsidiary specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. The Company's strategy is to develop long-term relationships with quality and brand-recognizable manufacturers such as NCR and Panasonic with the goal of establishing a standard product offering for our customers. There can be no assurance that the relationships with these and other manufacturers and suppliers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, software, parts or supplies on competitive terms from its current or other major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

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

                                     Date: August 13, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                   TITLE                      DATE
                 ---------                                   -----                      ----

/S/ Richard H. Walker                       Chief Executive Officer, President and   August 13, 1998
------------------------------------------  Director
Richard H. Walker                           (Principal Executive Officer)

/S/ Paul Spindler                           Executive Vice President, Chairman of    August 13, 1998
------------------------------------------  the Board and Director
Paul Spindler

/S/ Michael S. Shimada                      Chief Financial Officer                  August 13, 1998
------------------------------------------  (Principal Accounting and Financial
Michael S. Shimada                          Officer)

/S/ Lawrence Cohen                          Director                                 August 13, 1998
------------------------------------------
Lawrence Cohen

/S/ Dr. Jack Borsting                       Director                                 August 13, 1998
------------------------------------------
Dr. Jack Borsting

/S/ Peter Stranger                          Director                                 August 13, 1998
------------------------------------------
Peter Stranger


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