Form 10KSB/A
period 1997-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1998-08-14
CIK 1016657

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO.5
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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

        The Company believes that as a consequence of competitive pressures within the retail industry and the Year 2000 problem, demand for POS systems is strong and will be into the next millenium. The Company believes that the majority of retailers surveyed plan to increase capital spending and increase retail automation expenditures as a percentage of sales. The Company also believes that retail automation spending increased by 3% in 1996 over the previous year and is estimated to have increased by 11% in 1997 to 0.82% of sales among responding retailers. In addition, the Company also believes that average retailers dedicate approximately 23% of total information technology funds to POS systems. The Company asserts that 30% of retailers are planning to buy or upgrade POS systems in 1998 due to retail mergers, expansion plans and the Year 2000 problem.


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

        The Company believes that approximately 800,000 units (POS systems and ECRs) are sold per year. In 1996, there were more than 5.0 million POS systems and ECRs in use in the United States. The Company also believes that only 70% of respondents have an automated POS system in place. Of those with a POS system, 55% said the average age of their system was less than six years. The Company believes the current average life of a POS system is seven years. However, the Company anticipates that retailers with ECRs or older POS systems will replace their units or systems more rapidly than in the past in order to take advantage of new product features that are being introduced more frequently than in the past.

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