Form 10QSB
period 1998-06-30
BRISTOL RETAIL SOLUTIONS INC
filed 1998-08-14
CIK 1016657

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

(    )  Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from ______________ to ______________

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact Name Of Small Business Issuer As Specified In Its Charter)



                    Delaware                                 58-2235556
(State Or Other Jurisdiction Of Incorporation Or    (Irs Employer Identification
                  Organization)                                  No).


 5000 Birch Street, Suite 205, Newport Beach, California               92660
        (Address Of Principal Executive Offices)                    (Zip Code)


                                 (949) 475-0800
                (Issuer's Telephone Number, Including Area Code)

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

     Common Stock, $.001 par value - 5,740,022 shares as of July 31, 1998 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of July 31, 1998

     Transitional Small Business Disclosure Format (check one):
Yes        No X
   ---       ---

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index



Part I   --- FINANCIAL INFORMATION                                          Page

         Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet as of June 30, 1998                 3

             Consolidated Statements of Operations for the three months
             ended June 30, 1998 and 1997                                   4

             Consolidated Statements of Operations for the six months
             ended June 30, 1998 and 1997                                   5

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997                                   6

             Notes to Consolidated Financial Statements                    7-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-16


Part II  --- OTHER INFORMATION

         Item 1.  Legal Proceedings                                        17
         Item 2.  Changes in Securities and Use of Proceeds               17-18
         Item 6.  Exhibits and Reports on Form 8-K                         19

Signature                                                                  20



                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 1998

                                 ASSETS

Current assets
     Cash and cash equivalents                                                 $    682,878
     Accounts receivable, net of allowance for doubtful accounts of $342,725      4,864,670
     Inventories                                                                  3,796,790
     Prepaid expenses and other current assets                                      326,679
     Current portion of note receivable                                             146,978
                                                                               -------------
         Total current assets                                                     9,817,995
Property and equipment, at cost:
     Furniture and equipment                                                        748,535
     Automobiles                                                                    225,452
     Leasehold improvements                                                         110,327
                                                                               -------------
                                                                                  1,084,314
     Accumulated depreciation and amortization                                     (371,822)
                                                                               -------------
         Property and equipment, net                                                712,492
Intangible assets, net of accumulated mortization of $393,379                     4,709,260
Note receivable - noncurrent portion                                                223,964
Other assets                                                                        962,999
                                                                               -------------
         Total assets                                                          $ 16,426,710
                                                                               =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                                     $  3,215,526
     Accounts payable                                                             2,693,741
     Accounts payable to related party                                               65,831
     Accrued salaries, wages and related benefits                                   732,069
     Accrued expenses                                                               403,682
     Deferred revenue                                                             1,565,571
     Customer advances                                                              428,673
     Current portion of long-term debt                                               44,192
     Current portion of capital lease obligations                                    21,545
                                                                               -------------
         Total current liabilities                                                9,170,830
Capital lease obligations - noncurrent portion                                        3,451
Long-term debt to related party                                                      50,793
Other long-term liabilities                                                          85,376
Commitments and contingencies
Stockholders' equity
         Preferred stock, $.001 par value:
              4,000,000 shares authorized; Series A Convertible
              Preferred Stock: 10,000 shares issued and outstanding
              (aggregate liquidation preference $1,000,000)                              10
         Common stock, $.001 par value:
              20,000,000 shares authorized; 5,740,022 and 5,735,022 shares
              issued and outstanding                                                  5,740
     Additional paid-in capital                                                  12,659,092
     Accumulated deficit                                                         (5,523,957)
                                                                               -------------
                                                                                  7,140,885
     Less 5,000 shares of treasury stock, at cost                                   (24,625)
                                                                               -------------
         Total stockholders' equity                                               7,116,260
                                                                               -------------
         Total liabilities and stockholders' equity                            $ 16,426,710
                                                                               =============

See accompanying notes to consolidated financial statements.



                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                   Three Months Ended June 30,
                                                                     1998               1997
                                                                ---------------    ---------------

Revenue:
      System sales and installation                             $    5,114,963     $    3,092,157
      Service and supplies sales                                     2,803,850          1,492,264
                                                                ---------------    ---------------
Total revenue                                                        7,918,813          4,584,421
Cost of revenue:
      System sales and installation                                  3,376,726          2,107,872
      Service and supplies sales                                     1,889,035          1,089,623
                                                                ---------------    ---------------
Total cost of revenue                                                5,265,761          3,197,495
                                                                ---------------    ---------------
Gross margin                                                         2,653,052          1,386,926

Operating expenses:
            Selling, general and administrative expenses             2,429,684          2,113,141
            Research and development costs                             154,714             72,102
                                                                ---------------    ---------------
Total operating expenses                                             2,584,398          2,185,243
                                                                ---------------    ---------------
Operating income (loss)                                                 68,654           (798,317)

Other expense (income)                                                  64,065            (25,089)
                                                                ---------------    ---------------
Income (loss) before income taxes                                        4,589           (773,228)
Provision for income tax                                                   135                - -
                                                                ---------------    ----------------
Net loss                                                        $        4,454     $     (773,228)
                                                                ===============    ===============

Net income (loss) before preferred stock dividends              $        4,544     $     (773,228)
Cumulative dividends for Series A Convertible Preferred Stock          (15,000)               - -
                                                                ---------------    ---------------
Net loss applicable to common stockholders                      $      (10,546)    $     (773,228)
                                                                ===============    ===============

Basic net loss to common stockholders per share                 $        (0.00)    $        (0.15)
                                                                ===============    ===============

Diluted net income (loss) to common stockholders per share      $         0.00     $        (0.15)
                                                                ===============    ===============

Basic weighted average common shares outstanding                     5,660,503          5,001,932
                                                                ===============    ===============
Diluted weighted average common shares outstanding                   6,116,295          5,001,932
                                                                ===============    ===============




See accompanying notes to consolidated financial statements.



                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                    Six Months Ended June 30,
                                                                     1998               1997
                                                                ---------------    --------------

Revenue:
      System sales and installation                             $    8,907,266     $   4,840,978
      Service and supplies sales                                     5,273,443         2,403,741
                                                                ---------------    --------------

Total revenue                                                       14,180,709         7,244,719
Cost of revenue:
      System sales and installation                                  5,698,954         3,279,468
      Service and supplies sales                                     3,628,689         1,778,958
                                                                ---------------    --------------
Total cost of revenue                                                9,327,643         5,058,426
                                                                ---------------    --------------
Gross margin                                                         4,853,066         2,186,293

Operating expenses:
            Selling, general and administrative expenses             4,857,385         3,397,962
            Research and development costs                             320,521            72,102
                                                                ---------------    --------------
Total operating expenses                                             5,177,906         3,470,064
                                                                ---------------    --------------
Operating loss                                                        (324,840)       (1,283,771)

Other expense (income)                                                 121,250           (76,607)
                                                                ---------------    --------------
Loss before income taxes                                              (446,090)       (1,207,164)
Provision for income tax                                                 2,635             1,050
                                                                ---------------    --------------
Net loss                                                        $     (448,725)    $  (1,208,214)
                                                                ===============    ==============
Net loss before preferred stock accretion and dividends         $     (448,725)    $  (1,208,214)
Preferred stock accretion and dividends:
            Accretion related to Series A Convertible
              Preferred Stock                                         (241,916)              - -
            Imputed dividends for Series A Convertible
              Preferred Stock                                         (227,589)              - -
            Cumulative dividends for Series A Convertible
              Preferred Stock                                          (17,333)              - -
                                                                ---------------    --------------
Net loss applicable to common stockholders                      $     (935,563)    $  (1,208,214)
                                                                ===============    ==============
Basic and diluted net loss to common stockholders per share     $        (0.17)    $       (0.25)
                                                                ===============    ==============
Basic and diluted weighted average common shares outstanding         5,606,380         4,874,501
                                                                ===============    ==============



See accompanying notes to consolidated financial statements.



                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                              1998                 1997
                                                        ----------------    ----------------

Cash flows from operating activities:
    Net loss                                            $      (448,725)    $    (1,208,214)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                              134,444              72,229
      Amortization                                              244,705              66,600
      Provision for doubtful accounts                            24,484              38,939
      Provision for excess and obsolete inventories                 - -              38,647
      Stock compensation expense                                    - -               8,021
      Changes in operating assets and liabilities:
           Accounts receivable                               (1,364,870)            120,891
           Inventories                                          321,611              59,714
           Prepaid expenses and other assets                   (165,891)           (139,038)
           Accounts payable                                     483,757             (23,489)
           Other accrued expenses                              (344,054)            175,384
           Deferred revenue                                    (159,951)              2,785
           Customer advances                                    (23,759)             67,959
           Other long-term liabilities                           18,378              27,409
                                                        ----------------    ----------------
Net cash used in operating activities                        (1,279,871)           (692,163)

Cash flows from investing activities:
      Cash paid for acquisitions, net of cash acquired         (572,726)         (2,807,554)
      Cash paid for rescinded acquisition                           - -          (1,100,000)
      Receivables from rescinded acquisition                     64,200                 - -
      Purchases of property and equipment                       (42,515)            (84,532)
                                                        ----------------    ----------------
Net cash used in investing activities                          (551,041)         (3,992,086)

Cash flows from financing activities:
      Repayment of capital lease obligations                     (9,095)             (3,671)
      Net borrowings (repayments) on line of credit             983,059              66,158
      Repayment of long-term debt                               (26,439)            (15,422)
      Repayment of note payable to related party                    - -             (47,922)
      Repurchase of stock                                           - -             (24,625)
      Issuance of preferred stock, net of offering costs        827,584                 - -
      Issuance of common stock, net of offering costs            22,752                 - -
                                                        ----------------    ----------------
Net cash provided by (used in) financing activities           1,797,861             (25,482)

Net decrease in cash and cash equivalents                       (33,051)         (4,709,731)
Cash and cash equivalents at beginning of period                715,929            5,475,674
                                                        ----------------    ----------------
Cash and cash equivalents at end of period              $       682,878     $       765,943
                                                        ================    ================

Supplemental disclosures of cash flow information:
      Cash paid for interest                            $       190,480     $        32,326
                                                        ================    ================
      Cash paid for income taxes, net                   $        18,808     $        97,659
                                                        ================    ================

See accompanying notes to consolidated financial statements.



Supplemental disclosures of non-cash transactions:
           Warrants issued in connection with the
             line of credit                             $        38,595     $           - -
                                                        ================    ================
           Warrants issued in connection with the
             sale of preferred stock                    $        69,500     $           - -
                                                        ================    ================
           Inventory received in payment of rescinded
             acquisition receivable                     $       113,691     $           - -
                                                        ================    ================

      For non-cash transactions relating to Series A
      Convertible Preferred Stock, see STOCKHOLDERS'
      EQUITY

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. From its inception through June 30, 1998, the Company has acquired seven companies. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under maintenance agreements. Currently, the Company has sales and service operations located in seventeen cities and eight states, primarily located in the Western and Midwestern region of the United States.

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

        The American Institute of Certified Public Accountants (AICPA) recently adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company adopted SOP 97-2 at the beginning of the current year. Such adoption did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 1998.

ACQUISITION

        On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines Co. (QBM), a POS dealer with operations in Sacramento, California, for consideration of $564,000 in cash, including $26,000 of acquisition costs; 183,276 shares of common stock of the Company, valued at $500,000 at the closing date of the acquisition; and a promissory note in the principal amount of $70,000 at an interest rate of 8.5% executed by the Company in favor of QBM. Of such consideration, the Company retained 36,655 shares of common stock, valued at approximately $100,000 and $10,000 in cash, in escrow, as the purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. Goodwill acquired as part of the QBM acquisition aggregating 675,874 is being amortized on a straight-line basis over an estimated life of 20 years. The Company's consolidated statements of operations include the revenues and expenses of QBM since the acquisition closing date of May 8, 1998.

INCOME TAXES

        The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three and six months ended June 30, 1998 and 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

EARNINGS (LOSS) PER SHARE INFORMATION

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. SFAS No. 128 requires the Company to report Basic Earnings per Share (EPS), as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. All historical earnings per share information has been restated as required by SFAS No. 128.

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants and conversion of outstanding preferred stock and preferred stock dividends on Series A Convertible Preferred Stock. Common equivalent shares have not been included where inclusion would be antidilutive.

    FOR THE QUARTER ENDED JUNE 30, 1998

                                                   Income             Shares            Per-Share
                                                (Numerator)        (Denominator)          Amount
                                               ---------------    ----------------      -----------
    Net income                                 $        4,453
    Less: Preferred dividends                         (15,000)
                                               ---------------

    BASIC EPS
    Loss applicable to common stockholers             (10,547)          5,660,503       $    (0.00)
                                                                                        ===========

    EFFECT OF DILUTIVE SECURITIES
    Convertible preferred stock                        15,000             455,792
                                               ---------------    ----------------

    DILUTED EPS
    Income applicable to common
     stockholders + assumed conversions        $        4,453           6,116,295       $     0.00
                                               ===============    ================      ===========

    FOR THE SIX MONTHS ENDED JUNE 30, 1998

    Net loss                                   $     (448,725)
    Accretion related to preferred stock             (241,916)
    Imputed dividends for preferred stock            (227,589)
    Cumulative preferred dividends                    (17,333)
                                               ---------------

    BASIC AND DILUTED EPS
    Income applicable to common stockholders   $     (935,563)          5,606,380       $    (0.17)
                                               ===============    ================      ===========


        Options to purchase 1,545,000 shares of common stock at $2.875-$3.188 per share were outstanding during the quarter ended June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Warrants to purchase 918,812 shares of common stock at $3.259-6.00 per share were outstanding during the quarter ended June 30, 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. Common stock equivalents were antidilutive for the six months ended June 30, 1998 and for the three and six months ended June 30, 1997.

STOCKHOLDERS' EQUITY

        On December 17, 1997, the Company issued to Coast Business Credit warrants to purchase 25,062 shares of common stock at an exercise price of $3.99 per share in connection with the $5,000,000 credit line. These warrants were valued by the Company at $39,000 using a Black-Scholes option pricing model and is being amortized as part of the debt issue costs in setting up the credit line. The warrants expire on December 16, 2002.

        On January 2, 1998, the Company issued 8,236 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

        On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The Securities and Exchange Commission has declared the registration statement effective on August 14, 1998. The Company incurred a penalty fee of 3% of the initial investment per each day the registration statement was not declared effective after 90 days following the closing date of March 18th.

        The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model and are exercisable at $3.556 per share.

        The Preferred Stock was recorded at fair value on the date of issuance less issue costs. At any time after the date of issuance of the Preferred Stock, the Company may redeem some or all of the outstanding Preferred Stock. The Company recorded accretion of $242,000 to increase the carrying value to the redemption value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate which is less than the fair value of the common stock. Accordingly, the Company recorded as imputed dividends the value of the beneficial conversion feature of $228,000. The Company also accrued cumulative preferred dividends of $17,000 at June 30, 1998.

COMPREHENSIVE INCOME

        The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company's total comprehensive loss for the six months ended June 30, 1998, was $936,000, consisting of the Company's net loss for the period of $449,000, Preferred Stock accretion of $242,000, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative preferred dividends of $17,000. For the quarter ended June 30, 1998, the Company's total comprehensive loss consisted of net income of $4,000 and cumulative preferred dividends of $15,000. There were no items of other comprehensive income for the three and six months ended June 30, 1997.

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

        On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently predictable, and the Company believes that all or a substantial part of the damages, if any, would be covered by insurance. Other than the related legal fees, the Company has not made a provision for any liability in the accompanying financial statements .

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997.

        The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed six acquisitions since its inception through the end of December 31, 1997, all of which were accounted for under the purchase method of accounting. One acquisition was completed by the Company during the quarter ended June 30, 1998 and was accounted for under the purchase method of accounting. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company expects that acquisitions will continue to impact the Company's future operating results if the Company continues to pursue its acquisition strategy. Future acquisitions will be reliant upon the Company obtaining additional financing or if allowable, "pooling of interest" mergers.

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

        For purposes of this management discussion and analysis, the Company has segregated its acquired Company's into two categories: (i) Automated Retail Systems (ARS) (including Quality Business Machines Co.) and Cash Registers, Inc.
(CRI) (including the acquired businesses of Electronic Business Machines and MicroData) are referred to herein as "Existing Companies"; and (ii) Pacific Cash Registers, Inc. (PCR) and Smyth Systems, Inc. (Smyth) are referred to herein as "Acquired Companies".

REVENUE

        The Company's consolidated total revenue is comprised of two components:
(i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue). Total revenue for the quarter ended June 30, 1998 was $7,919,000 and was comprised of revenue from the seven companies the Company had acquired prior to such quarter. This represents an increase of 73% from the Company's total revenue of $4,584,000 for the quarter ended June 30, 1997. Of the increase in total revenue, 81% is attributable to the Acquired Companies primarily due to the fact that in 1997, only one month of Smyth's revenue was recognized. The remaining increase is attributable to the Existing Companies due to the revenue contributed by the acquired businesses that were merged into CRI and ARS and an improvement in Service Revenue. In the beginning of this year, the Company had placed an emphasis on marketing service contracts and had initiated a price increase on hourly billing rates for service.

        Total revenue for the six months ended June 30, 1998 was $14,181,000, a 96% increase over the comparable six months ended June 30, 1997. Of the increase in total revenue, 84% is attributable to the Acquired Companies primarily due to the fact that in 1997, only one month of Smyth revenue was recognized. The remaining increase is attributable to the Existing Companies due to the acquired businesses by the Existing Companies and an improvement in Service Revenue. Future growth in revenue will be dependent on the Company's ability to acquire additional companies.

        Total revenue for the quarter ended June 30, 1998 was comprised of 65% Systems Revenue and 35% Service Revenue, as compared to a revenue composition of 67% Systems Revenue and 33% Service Revenue for the quarter ended June 30, 1997. Total revenue for the six months ended June 30, 1998 was comprised of 63% Systems Revenue and 37% Service Revenue, as compared to a revenue composition of 67% Systems Revenue and 33% Service Revenue for the six months ended June 30, 1997. The mix of revenue change from 1997 to 1998 for both the three- and six-month periods was primarily due to a marketing effort by the Company to emphasize service contracts and a price increase on hourly billing rates for service.

        No customer accounted for more than 10% of total revenue for the three- and six-month periods ended June 30, 1998 and 1997. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc.
(ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 16% and 25% of total revenue for the three-and six-month periods ended June 30, 1998, and approximately 25% and 47% of total revenue for the three- and six-month periods ended June 30, 1997. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. A change in the Company's or its subsidiaries' relationship with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

        Gross margin increased to $2,653,000 for the three months ended June 30, 1998, from $1,387,000 for the three months ended June 30, 1997. In absolute dollars, $754,000 of the increase is comprised of Systems Revenue and $512,000 is in Service Revenue. Of the increase in Systems Revenue gross margin, 91% is attributable to the Acquired Companies as a result of only one month's contribution of gross margin by Smyth being recognized in 1997 compared to a full three months contribution by both of the Acquired Companies in 1998. Of the increase in Service Revenue gross margin, 54% is attributable to the Existing Companies primarily due to the emphasis by the Company to market service contracts and to increase billing rates. In addition, the Company's cost reduction actions at the end of 1997 have kept costs relatively flat. As a percentage of sales, gross margin for the quarter ended June 30, 1998 was 34% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 33%. Gross margin for the quarter ended June 30, 1997 was 30% and was comprised of gross margin for Systems Revenue of 32% and gross margin for Service Revenue of 27%. As a percentage of revenue, the improvement in Systems Revenue gross margin is attributable to product mix and a price increase in the billing rates of installation services. As a percentage of revenue, the improvement in Service Revenue gross margin is attributable to increase billing rates and the Company's efforts to control costs.

        Gross margin increased $2,667,000 to $4,853,000 for the six months ended June 30, 1998 from $2,186,000 for the six months ended June 30, 1998. In absolute dollars, $1,647,000 of the increase is comprised of Systems Revenue and $1,020,000 is comprised of Service Revenue. Of the increase in Systems Revenue gross margin, 98% is attributable to the Acquired Companies primarily due to the fact that only one month's of gross margin by Smyth being recognized in 1997 compared to a full six months contribution by both of the Acquired Companies in 1998. Of the increase in Service Revenue gross margin, 56% is attributable to the Existing Companies primarily due to the emphasis by the Company to market service contracts and to increase billing rates. In addition, the Company's cost reduction efforts at the end of 1997 have kept costs relatively flat.

        As a percentage of sales, gross margin for the six months ended June 30, 1998 was 34% and was comprised of gross margin for Systems Revenue of 36% and gross margin for Service Revenue of 31%. Gross margin for the six months ended June 30, 1997 was 30% and was comprised of gross margin for Systems Revenue of 32% and Service Revenue of 26%. As a percentage of revenue, the improvement in Systems Revenue gross margin is attributable to product mix changes and a price increase in the billing rates of installation services. As a percentage of revenue, the improvement in Service Revenue gross margin is attributable to the Company's ability to control costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Total selling, general and administrative expenses in the second quarter of 1998 of $2,430,000 increased by $317,000 from the comparable prior-year period and represented 31% of total revenue, versus 46% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars between the second quarter of 1998 as compared to the comparable quarter in 1997 was primarily due to the Acquired Companies. This increase was partially offset by lower corporate expenses as compared to the corresponding period of 1997, in which costs were incurred in pursuing acquisitions and from the ISE rescission. In addition, further cost reductions were realized in 1998 through the consolidation of certain redundant branch locations and job functions at the Existing Companies.

        Total selling, general and administrative expenses for the six months ended June 30, 1998 of $4,853,000 increased by $1,463,000 from the comparable prior-year period and represented 34% of total revenue, versus 47% of total revenue in the comparable prior year six month period. The increase in expenses in absolute dollars between the six months of 1998 versus the comparable six months of 1997 was primarily due to the Acquired Companies.

RESEARCH AND DEVELOPMENT COSTS

        Research and development costs were $155,000 and $321,000 during the three- and six-month periods ended June 30, 1998 compared to $72,000 incurred during the three- and six-month periods ended June 30, 1997. The increase in absolute dollars is attributable to software development costs at Smyth to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets. The Company's policy is to expense such costs until technological feasibility is established.

OTHER EXPENSE (INCOME)

        The Company earned interest income of $37,000 and $69,000 for the three- and six-month periods ended June 30, 1998 compared to $45,000 and $109,000 for the three- and six-month periods ended June 30, 1997. For the periods ended June 30, 1997, the Company had earned interest income on the proceeds from an offering in November 1996. These proceeds were subsequently used to fund the cash consideration for acquisitions consummated during 1997. For the periods ended June 30, 1998, interest income is related to the recognition of finance charges on delinquent accounts and investment income from the proceeds from the Preferred Stock offering. The Company recognized interest expense of $101,000 and $190,000 for the three-and six-month periods ended June 30, 1998 compared to $20,000 and $32,000 for the three- and six-month periods ended June 30, 1997. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit. The increase was a direct result of increased borrowings under the existing credit facilities over the prior year.

INCOME TAX PROVISION

        The Company recorded a slight income tax provision for the three-month and six month periods ended June 30, 1998 compared to no tax provision for the three-month period ended June 30, 1997 and a slight income tax provision for the six month period ended June 30, 1997. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

        The Company's loss applicable to common stockholders for the six months ended June 30, 1998, was $936,000, consisting of the Company's net loss for the quarter of $449,000, accretion of $242,000 to increase the Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative dividends on the Preferred Stock of $17,000. The Company's loss applicable to common stockholders for the quarter ended June 30, 1998 was $11,000, consisting of the Company's net income of $4,000 and cumulated dividends on the Preferred Stock of $15,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

        The Company had cash and cash equivalents of $683,000, working capital of $647,000 and capitalization of $7,116,000 at June 30, 1998. During the six months ended June 30, 1998, the Company utilized $1,280,000 of cash in operations; utilized $573,000 for the acquisition of QBM and generated $22,000 from other investing activities; and generated $1,798,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the issuance of Preferred Stock. During the six months ended June 30, 1997, the Company utilized $942,000 for operations; utilized $85,000 for the purchase of property and equipment; utilized $2,808,000 for the acquisitions of MicroData, Smyth and EBM; and utilized $25,000 for financing activities, primarily representing net borrowings and repayments under the Company's various line of credit facilities and the purchase of treasury stock.

        On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventories. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquire or sell any assets over $50,000 excluding purchases of dealers; (ii) sell or transfer any collateral except for finished inventory in the ordinary course of business;
(iii) sell inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; (iv) incur any debts, outside the ordinary course of business which would have a material adverse effect; (v) guarantee or otherwise become liable with respect to obligations of another party or entity; (vi) pay or declare any cash dividends; or (vii) make any changes in the Company's capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $3,216,000 bearing interest at 10.25% at June 30, 1998.

        On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and sixty days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission (SEC) on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The SEC has declared the registration statement effective on August 14, 1998. The Company incurred a penalty fee of 3% of the initial investment per each day the registration statement was not declared effective after 90 days following the closing date of March 18th.

        The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model and are exercisable at $3.556 per share.

        At any time after the date of issuance of the Preferred Stock, the Company may at its option redeem some or all of the outstanding shares of Preferred Stock. The Company incurred $242,000 of issuance costs which were charged against the carrying value of the preferred stock. The Company recorded accretion of $242,000 to increase the carrying value to the liquidation value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate which is less than the fair value of the common stock. The Company recorded imputed dividends related to this beneficial conversion feature of $228,000.

        The Company anticipates that its current cash on hand, cash flow from operations and credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1998. At June 30, 1998, approximately $780,000 was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company currently intends to obtain financing through future issuance of debt or equity securities during the remainder of 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

ACQUISITION

        On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines Co. (QBM), a POS dealer with operations in Sacramento, California, for consideration of $564,000 in cash, including $26,000 of acquisition costs; 183,276 shares of common stock of the Company, valued at $500,000 at the closing date of the acquisition; and a promissory note in the principal amount of $70,000 at an interest rate of 8.5% executed by the Company in favor of QBM. Of such consideration, the Company retained 36,655 shares of common stock, valued at approximately $100,000 and $10,000 in cash, in escrow, as the purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting.

LEGAL PROCEEDINGS

        On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently predictable, and the Company believes that all or a substantial part of the damages, if any, would be covered by insurance. Other than the related legal fees, the Company has not made a provision for any liability in the accompanying financial statements.

NEED FOR ADDITIONAL FINANCING TO IMPLEMENT ACQUISITION STRATEGY

        The Company has engaged, and in the foreseeable future will likely continue to engage, in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company other than the agreement with QBM discussed above. To continue this acquisition strategy, the Company will need to obtain additional financing. Currently, the Company has used proceeds of approximately $600,000 from the net proceeds of $870,000 from its Preferred Stock offering on March 18, 1998 to acquire Quality Business Machines on May 8, 1998. Until additional funds are obtained, the Company does not have enough cash available to acquire additional dealers and therefore, has suspended its acquisition activities.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, some computer systems and software used by companies may need to be upgraded to comply with such "Year 2000" requirements. Most of the POS products sold by the Company have date sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in report generation or even more significant operational problems that could hinder a business's ability to function on a day to day basis.

        The Company has been upgrading its software for club and resort applications so that it will run on the latest operating systems. This effort began in early part of this year and involved checking each module and program to make sure it is in compliance and changing those that needed to be updated. The Company expects that this effort will take a year to complete beginning this year with an estimated completion of all compliance testing by the end of 1998. As of June 15, 1998, the Company had completed 47% of the checking of programs in its software. The software is released periodically to customers, including the enhancements for Year 2000. As programs in each module are completed, they are sent to the customer in a subsequent release. Release dates of these various modules will take place through the end of this year with the final completed modules shipping to customers in the first quarter of 1999. The key modules completed to date are Tee Time Scheduling, General Ledger, for budgets out into the future; and Accounts Payable, for payment requirements into the future. In addition, the point-of-sale software has been changed to comply and work with credit authorization systems that have credit card expiration dates into the new millennium. Each of these modules, along with Accounts Receivable, Member Profile, Tour Event and Job Costing, are among the ones that have been done and tested. The Company will make every effort and will allocate more resources to keep it on this time line. The Company currently estimates it will expend approximately $150,000 to $200,000 in 1998 to make such software Year 2000 compliant. Although the Company believes that such software will be Year 2000 compliant, there can be no assurances that compliance will be achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        The Company is making inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues. Manufacturers of these products are being required to document Year 2000 compliance for each product they sell by December 31, 1998. If the Company determines that a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase hardware and software products such as those offered by the Company. The Company cannot estimate at this time the potential loss of revenue based on this uncertainty. The Company will continue to assess all of its products it sells and services to verify Year 2000 compliance. The Company is in the process of formulating a support plan to ensure our customers will be Year 2000 compliant.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

        The Company's business can be subject to seasonal influences. The POS dealers and systems integrators which the Company has acquired to date have typically had lower revenues in the quarters ending March 31 and December 31; however, the Company's quarterly operating results are affected by a number of other factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for product sold by the Company are subject to change due to customers changing the required installation date of a retail automation solution system. The changing of such delivery dates is beyond the Company's control primarily due to lower level of new store openings by customers caused by inclement weather, contractor delays, financing concerns and/or holidays. Quarterly sales and operating results, therefore, depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's business, results of operations, financial condition and cash flows. The Company believes that due to these factors, quarterly results may fluctuate accordingly; therefore, there can be no assurances that results in a specific quarter are indicative of future results.

        In addition, quarterly results in the future may be materially affected by the timing and magnitude of acquisitions and costs related to such acquisitions, the timing and extent of staffing additions at corporate headquarters necessary to integrate acquired companies and support future growth and general economic conditions. Therefore, due to these factors and the factors stated above, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent quarter or for a full year.

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

        RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through August 14, 1998, the Company has completed seven acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations.

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

        In connection with seven of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon, among other things, the acquired companies' pre-tax profits. As of June 30, 1998, on average, the acquired companies have achieved 43% of their baseline, performance standards. Accordingly, the Company has not made any bonus payment or incurred any liability under any of such employment agreements. The Company does not expect to accrue bonuses until the acquired companies achieve an excess of 100 percent of their baseline, performance standards. At such time, the Company will accrue bonuses based on a percentage of the improvement over 100 percent.

        The employment agreements also allow the Company to take certain remedial action in the event the acquired companies do not meet their respective performance standards. With respect to five of the acquisitions, the Company has taken remedial action against certain employees who did not meet (or whose company did not meet) the performance standards set out in their respective employment agreements. Such remedial action includes the geographical transfer of one employee, placement of other employees on probation, and the restructuring of two of the acquisitions.

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

        CONSIDERATION FOR ACQUIRED COMPANIES EXCEEDS ASSET VALUE. Valuations of the companies acquired by the Company have not been undertaken based on independent appraisals, but have been determined through arm's-length negotiations between the Company and representatives of such companies. The consideration for each such company has been based primarily on the judgment of management as to the value of such company as a going concern and not on the book value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets may have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Specifically, during the fourth quarter of 1997, the Company recorded a goodwill write-down of approximately $1,871,000 which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to its other subsidiaries. SEE "GOODWILL WRITE-DOWN" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 1997. No assurance can be given that the facts and circumstances surrounding the write-down will not occur in the future. Moreover, the Company has incurred and expects to incur significant amortization charges resulting from consideration paid in excess of the book value of the assets of the companies acquired and companies which may be acquired in the future.

        SUBSTANTIAL COMPETITION. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, reputation and geographical location of dealers. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company. In addition, there are original equipment manufacturers of POS equipment and value-added resellers that specialized in software applications for the POS industry that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        SUBSTANTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS. The Company may experience substantial fluctuations in its annual and quarterly operating results in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of a retail automation solution system. The changing of such delivery dates is beyond the Company's control. Quarterly sales and operating results therefore depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's business, results of operations, financial condition and cash flows.

        DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and software and the Company's ability to purchase equipment and software in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products) and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 25% of revenues for the six month period ended June 30, 1998, with sales of Panasonic and NCR products accounting for 7% and 18% of the Company's total revenue in that year, respectively. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, software, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

        POTENTIAL INABILITY TO MARKET NEWLY DEVELOPED PRODUCTS. The technology of POS systems, ECRs, VARs and related equipment is changing rapidly. There can be no assurance that the Company's existing manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment or software. The Company's Smyth Systems, Inc. (Smyth) subsidiary operates in the VAR solutions segment, wherein it develops customized, turnkey retail automation solutions, consisting of both hardware and software for the golf course and resort markets. There can be no assurance that Smyth will be able to develop commercially viable and technologically competitive VAR solutions at competitive prices to compete in these markets.

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

        As of March 31, 1998, the Company had issued 10,000 shares of Series A Convertible Preferred Stock (the Preferred Stock), at an issue price of $100 per share. Each share of Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest non-consecutive five-day average closing bid price for the common stock for the 25-day period prior to conversion. Each holder of shares of the Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted. The Company cannot, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Preferred Stock, (i) redeem, purchase or otherwise acquire for value any share of the Preferred Stock; (ii) redeem, purchase or otherwise acquire any of the Company's common stock; (iii) authorize or issue any other equity security senior to or on parity with the Preferred Stock as to voting rights, dividend rights, conversion rights, redemption rights or liquidation preferences; (iv) declare or pay any dividend or make any distribution with regard to any share of common stock; (v) sell, convey, lease or otherwise dispose of all or substantially all of its property or business; liquidate, dissolve or wind up the Company's business; or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary); (vi) effect any transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, unless the Company's stockholders of record as constituted immediately prior to such transaction will, immediately thereafter, hold at least a majority of the voting power of the surviving or acquiring entity; (vii) permit any subsidiary to issue or sell any of its capital stock (except to the Company); (viii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Preferred Stock; or (ix) alter or change the rights, preferences or privileges of the shares of Preferred Stock so as to adversely affect the outstanding shares. In the event of any liquidation dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to any distributions to holders of common stock, an amount per share equal to $100 plus any declared but unpaid dividends.

        VOLATILITY OF STOCK PRICE. The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of the particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock has been and may continue to be highly volatile. Factors such as possible fluctuations in the Company's business, results of operations or financial condition, failure of the Company to meet expectations of security analysts and investors, announcements of new acquisitions, the timing and size of acquisitions, the loss of suppliers or customers, the announcement of new or terminated supply agreements by the Company and its subsidiaries or its competitors, changes in regulations governing the Company's operations or its suppliers, the loss of the services of a member of senior management, litigation and changes in general market conditions all could have a material adverse affect on the market price of the Company's common stock.

        MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. At June 30, 1998, the Company had $2,411,000 in net tangible assets. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Company's common stock in all likelihood would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

        INDEMNIFICATION AND LIMITATION OF LIABILITY. The Company's Certificate of Incorporation (the Certificate) and Bylaws include provisions that eliminate the directors' personal liability for monetary damages to the fullest extent possible under Delaware Law or other applicable law (the Director Liability Provision). The Director Liability Provision eliminates the liability of directors to the Company and its stockholders for monetary damages arising out of any violation by a director of his fiduciary duty of due care. Under Delaware Law, however, the Director Liability Provision does not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases or redemption of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. The Director Liability Provision also does not affect a director's liability under the federal securities laws or the recovery of damages by third parties.

        ABSENCE OF DIVIDENDS. The Company has not paid dividends on its common stock to date. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Preferred Stock. So long as any shares of Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS) Additionally, although the current line of credit does not expressly prohibit the Company from paying dividends, the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends.

        RESTRICTIONS ON COMPANY'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. On December 17, 1997, the Company obtained a new line of credit. Pursuant to the terms of the line of credit, the Company is prohibited from engaging in certain transactions without first obtaining the written consent of the lender. Such transactions include, but are not limited to, (i) the sale or acquisition of assets with a value exceeding $50,000; (ii) the sale or transfer of any collateral under the line of credit, except for the sale of items in the Company's finished inventory in the ordinary course of business; (iii) the sale of inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; and (iv) any other transaction outside the ordinary course of business. No assurance can be given that these restrictions will not impact the Company's ability to conduct business in the future, even though the line of credit does not prohibit or restrict the Company from acquiring other companies (including acquisitions for amounts greater than $50,000) pursuant to its acquisition strategy.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with the sale of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently predictable, and the Company believes that all or substantial part of the damages if any would be covered by insurance. Other than the related legal fees, the Company has not made a provision for any liability in the accompanying financial statements.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (b) The following is a summary of transactions by the Company during the three months ended June 30, 1998, involving sales or issuances of the Company's securities that were not registered under the Securities Act.

         (1) On May 8, 1998, the Company issued 183,276 shares of Common Stock to the former shareholders of Quality Business Machines, Co.(QBM), as partial consideration paid in connection with the acquisition of the outstanding shares of QBM by Automated Retail Systems (ARS), a wholly-owned subsidiary of the Company. Based on representations made by the former shareholders of QBM as to their status as "accredited investors" (as such term is defined in Rule 501(a) of the Securities Act), exemption from the registration requirements of the Securities Act for the issuance was claimed under Section 4(2) of the Securities Act.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company's stockholders was held on May 15, 1998 in Irvine, California. Matters submitted to a vote of security holders were as follows:

     (1) The election of the following five directors to hold office until the next annual meeting and until their successors are elected and duly qualified:


                  Director                    For          Withheld
              -----------------            ----------     -----------
              Richard H. Walker            3,367,296          10,900
              Paul Spindler                3,367,296          10,900
              Lawrence Cohen               3,367,296          10,900
              Dr. Jack Borsting            3,367,296          10,900
              Peter Stranger               3,367,296          10,900


     (2) The approval of the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 1998.

                        In Favor               3,347,996
                        Opposed                   11,912
                        Abstentions               18,288

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

      (3)The approval of the amendment of the Company's 1996 Equity Participation Plan to increase the number of shares authorized to be issued under the Plan to 3,450,000 shares from 2,450,000 shares.

                        In Favor               3,311,238
                        Opposed                   32,720
                        Abstentions               34,238
                        Broker Non-Votes               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

               11     Calculation of Earnings per Share
               27     Financial Data Schedule



        (b)    Reports on Form 8-K

               During the three months ended June 30, 1998, the Company did not file any Current Reports on Form 8-K.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc.
                                    --------------------------------------------
                                    (Registrant)




   August 14, 1998                  By: /s/ MICHAEL S. SHIMADA
-----------------------------       --------------------------------------------
               Date                 Michael S. Shimada
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)