Form 10QSB
period 1998-09-30
BRISTOL RETAIL SOLUTIONS INC
filed 1998-11-16
CIK 1016657

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________________to_________________

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

      Common Stock, $.001 par value - 6,215,686 shares as of October 31, 1998 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of July 31, 1998

      Transitional Small Business Disclosure Format (check one):
Yes   No X
   ---  ---

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index


Part I     --- FINANCIAL INFORMATION                                        Page

           Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheet as of September 30, 1998            3

                Consolidated Statements of Operations for the three months
                ended September 30, 1998 and 1997                              4

                Consolidated Statements of Operations for the nine months
                ended September 30, 1998 and 1997                              5

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1998 and 1997                            6-7

                Notes to Consolidated Financial Statements                  8-11

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    12-21

Part II    --- OTHER INFORMATION

           Item 1.  Legal Proceedings                                         22
           Item 6.  Exhibits and Reports on Form 8-K                          22

Signature                                                                     23



                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1998

                                          ASSETS
Current assets
      Cash and cash equivalents                                                 $    445,086
      Accounts receivable, net of allowance for doubtful accounts of $300,553      7,078,888
      Inventories, net                                                             4,050,776
      Prepaid expenses and other current assets                                      459,082
      Current portion of note receivable                                             149,907
                                                                                -------------
           Total current assets                                                   12,183,739
Property and equipment, at cost:
      Furniture and equipment                                                        877,383
      Automobiles                                                                    214,449
      Leasehold improvements                                                         114,241
                                                                                -------------
                                                                                   1,206,073
      Accumulated depreciation and amortization                                     (413,283)
                                                                                -------------
           Property and equipment, net                                               792,790
Intangible assets, net of accumulated amortization of $462,802                     4,639,837
Note receivable - noncurrent portion                                                 187,901
Other assets                                                                       1,039,789
                                                                                -------------
           Total assets                                                         $ 18,844,056
                                                                                =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                     $  4,148,169
      Accounts payable                                                             3,757,962
      Accounts payable to related party                                               69,924
      Accrued salaries, wages and related benefits                                   948,045
      Accrued expenses                                                               407,460
      Deferred service revenue                                                     1,929,105
      Customer deposits                                                              496,951
      Note payable to related party                                                   34,478
      Current portion of capital lease obligations                                    43,300
      Current portion of long-term debt                                               19,162
                                                                                -------------
           Total current liabilities                                              11,854,556

Note payable to related party - noncurrent portion                                    24,663
Capital lease obligations - noncurrent portion                                        39,864
Long-term debt                                                                        29,403
Other long-term liabilities                                                           94,565
Commitments and contingencies
Stockholders' equity
      Preferred stock, $.001 par value:
        4,000,000 shares authorized;
        Series A Convertible Preferred Stock: 10,000 shares issued
        and outstanding (aggregate liquidation preference $1,000,000)                      3
      Common stock, $.001 par value:
        20,000,000 shares authorized; 6,215,686 and 6,210,686 shares issued
        and outstanding                                                                6,216
      Additional paid-in capital                                                  13,182,747
      Accumulated deficit                                                         (6,363,336)
                                                                                -------------
                                                                                   6,825,630
      Less 5,000 shares of treasury stock, at cost                                   (24,625)
                                                                                -------------
           Total stockholders' equity                                              6,801,005
                                                                                -------------
           Total liabilities and stockholders' equity                           $ 18,844,056
                                                                                =============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                   Three Months Ended September 30,
                                                                        1998              1997
                                                                   --------------    --------------

Revenue:
       System sales and installation                               $   6,383,979     $   4,568,572
       Service and supplies sales                                      3,039,483         2,552,585
                                                                   --------------    --------------
Total revenue                                                          9,423,462         7,121,157
Cost of revenue:
       System sales and installation                                   4,430,008         2,819,210
       Service and supplies sales                                      2,334,270         1,742,418
                                                                   --------------    --------------
Total cost of revenue                                                  6,764,278         4,561,628
                                                                   --------------    --------------
Gross margin                                                           2,659,184         2,559,529

Operating expenses:
       Selling, general and administrative expenses                    2,693,541         2,574,024
       Research and development costs                                    181,254           163,534
                                                                   --------------    --------------
Total operating expenses                                               2,874,795         2,737,558
                                                                   --------------    --------------
Operating loss                                                          (215,611)         (178,029)

Other expense                                                            116,392           (16,510)
                                                                   --------------    --------------
Loss before income taxes                                                (332,003)         (194,539)
Provision for income tax                                                   6,991             1,450
                                                                   --------------    --------------
Net loss                                                           $    (338,994)    $    (195,989)
                                                                   ==============    ==============
Net loss before preferred stock dividends                          $    (338,994)    $    (195,989)
Cumulative dividends for Series A Convertible Preferred Stock             (7,580)              - -
                                                                   --------------    --------------
Net loss applicable to common stockholders                         $    (346,574)    $    (195,989)
                                                                   ==============    ==============
Basic and diluted net loss to common stockholders per share        $       (0.06)    $       (0.04)
                                                                   ==============    ==============
Basic and diluted weighted average common shares outstanding           5,876,201         5,503,929
                                                                   ==============    ==============


See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                          Nine Months Ended September 30,
                                                                               1998              1997
                                                                          --------------    --------------

Revenue:
       System sales and installation                                      $  15,291,245     $   9,409,550
       Service and supplies sales                                             8,312,927         4,956,326
                                                                          --------------    --------------
Total revenue                                                                23,604,172        14,365,876
Cost of revenue:
       System sales and installation                                         10,128,962         6,098,678
       Service and supplies sales                                             5,962,959         3,521,376
                                                                          --------------    --------------
Total cost of revenue                                                        16,091,921         9,620,054
                                                                          --------------    --------------
Gross margin                                                                  7,512,251         4,745,822

Operating expenses:
       Selling, general and administrative expenses                           7,550,927         5,971,986
       Research and development costs                                           501,775           235,636
                                                                          --------------    --------------
Total operating expenses                                                      8,052,702         6,207,622
                                                                          --------------    --------------
Operating loss                                                                 (540,451)       (1,461,800)

Other expense (income)                                                          237,642           (60,097)
                                                                          --------------    --------------
Loss before income taxes                                                       (778,093)       (1,401,703)
Provision for income tax                                                          9,626             2,500
                                                                          --------------    --------------
Net loss                                                                  $    (787,719)    $  (1,404,203)
                                                                          ==============    ==============

Net loss before preferred stock accretion and dividends                   $    (787,719)    $  (1,404,203)
Preferred stock accretion and dividends:
       Accretion related to Series A Convertible Preferred Stock               (241,916)              - -
       Imputed dividends for Series A Convertible Preferred Stock              (227,589)              - -
       Cumulative dividends for Series A Convertible Preferred Stock            (23,300)              - -
                                                                          --------------    --------------
Net loss applicable to common stockholders                                $  (1,280,524)    $  (1,404,203)
                                                                          ==============    ==============
Basic and diluted net loss to common stockholders per share               $       (0.22)    $       (0.28)
                                                                          ==============    ==============
Basic and diluted weighted average common shares outstanding                  5,697,308         5,086,616
                                                                          ==============    ==============



See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                           1998              1997
                                                                      --------------    --------------

Cash flows from operating activities:
     Net loss                                                         $    (787,719)    $  (1,404,203)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                         204,604           138,677
       Amortization                                                         375,485           213,278
       Provision for doubtful accounts                                          - -            48,946
       Provision for excess and obsolete inventories                            - -            43,681
       Stock compensation expense                                               - -             8,021
       Changes in operating assets and liabilities, net of effect of acquisitions:
              Accounts receivable                                        (3,586,554)         (312,200)
              Inventories                                                   167,114           (92,526)
              Prepaid expenses and other assets                            (557,990)         (173,513)
              Accounts payable                                            1,552,071           (55,884)
              Other accrued expenses                                       (124,300)          134,545
              Deferred revenue                                              203,583           202,168
              Customer advances                                              44,519            81,254
              Other long-term liabilities                                    27,567            23,969
                                                                      --------------    --------------
Net cash used in operating activities                                    (2,481,620)       (1,143,787)

Cash flows from investing activities:
       Cash paid for acquisitions, net of cash acquired                    (572,726)       (3,007,702)
       Cash paid for rescinded acquisition                                      - -        (1,100,000)
       Cash received from rescinded acquisition                                 - -           250,000
       Receivables from rescinded acquisition                                97,335               - -
       Purchases of property and equipment                                 (103,435)         (173,123)
                                                                      --------------    --------------
Net cash used in investing activities                                      (578,826)       (4,030,825)
Cash flows from financing activities:
       Repayment of capital lease obligations                               (20,795)          (16,341)
       Net borrowings on line of credit                                   1,915,702           272,970
       Repayment of long-term debt                                          (44,481)          (17,298)
       Issuance (repayment) of note payable to related party                 59,141           (47,922)
       Repurchase of stock                                                      - -           (24,625)
       Issuance of preferred stock, net of offering costs                   827,577               - -
       Issuance of common stock, net of offering costs                       52,459               - -
                                                                      --------------    --------------
Net cash provided by financing activities                                 2,789,603           166,784

Net decrease in cash and cash equivalents                                  (270,843)       (5,007,828)
Cash and cash equivalents at beginning of period                            715,929         5,475,674
                                                                      --------------    --------------
Cash and cash equivalents at end of period                            $     445,086     $     467,846
                                                                      ==============    ==============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                         $     290,006     $      64,376
                                                                      ==============    ==============
       Cash paid for income taxes, net                                $      21,424     $      97,959
                                                                      ==============    ==============


See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Supplemental disclosures of cash flow information (continued):               Nine Months Ended September 30,
                                                                                 1998               1997
                                                                             --------------    --------------
Supplemental disclosures of non-cash investing and financing activities:
       Capital assets and lease obligation additions                         $     108,804     $         - -
                                                                             ==============    ==============
       Acquisitions:
       Fair value of assets acquired                                         $   1,845,722     $   9,221,597
       Liabilities assumed                                                        (702,996)       (3,269,042)
                                                                             --------------    --------------
       Net assets acquired                                                       1,142,726         5,952,555
       Stock issued                                                               (500,000)       (2,944,853)
       Note payable                                                                (70,000)              - -
                                                                             --------------    --------------
       Cash paid for acquisition, net of cash acquired                       $     572,726     $   3,007,702
                                                                             ==============    ==============

       Warrants issued in connection with the line of credit                 $      38,595     $         - -
                                                                             ==============    ==============
       Warrants issued in connection with the sale of preferred
         stock                                                               $      69,500     $         - -
                                                                             ==============    ==============
       Inventory received in payment of rescinded acquisition
         receivable                                                          $     250,000     $         - -
                                                                             ==============    ==============

       For non-cash transactions relating to Series A Convertible
       Preferred Stock, see STOCKHOLDERS' EQUITY


See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. From its inception through September 30, 1998, the Company has acquired seven companies. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under maintenance agreements. Currently, the Company has sales and service operations located in seventeen cities and eight states, primarily located in the Western and Midwestern region of the United States.

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

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles
(GAAP) and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         The American Institute of Certified Public Accountants (AICPA) recently adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company adopted SOP 97-2 at the beginning of the current year. Such adoption did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 1998.

ACQUISITION

         On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines Co. (QBM), a POS dealer with operations in Sacramento, California, for consideration of $564,000 in cash, including $26,000 of acquisition costs; 183,276 shares of common stock of the Company, valued at $500,000 at the closing date of the acquisition; and a promissory note in the principal amount of $70,000 at an interest rate of 8.5% executed by the Company in favor of QBM. Of such consideration, the Company retained 36,655 shares of common stock, valued at approximately $100,000 and $10,000 in cash, in escrow, as the purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. The transaction was recorded under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. Goodwill acquired as part of the QBM acquisition aggregating $676,000 is being amortized on a straight-line basis over an estimated life of 20 years. The Company's consolidated statements of operations include the revenues and expenses of QBM since the acquisition closing date of May 8, 1998.

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three and nine months ended September 30, 1998 and 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

LOSS PER SHARE INFORMATION

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

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants and conversion of outstanding preferred stock and preferred stock dividends on Series A Convertible Preferred Stock. Common equivalent shares have not been included where inclusion would be antidilutive.


   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                    Income           Shares         Per-Share
                                                  (Numerator)     (Denominator)       Amount
                                                --------------   --------------   --------------
   Net loss                                     $    (338,994)
   Less: Preferred dividends                           (7,580)
                                                --------------
   BASIC EPS
   Loss applicable to common stockholders            (346,574)       5,876,201    $       (0.06)
                                                                                  ==============
   EFFECT OF DILUTIVE SECURITIES
   Convertible preferred stock                             --               --
                                                --------------   --------------
   DILUTED EPS
   Income applicable to common
    stockholders + assumed conversions          $    (346,574)       5,876,201    $       (0.06)
                                                ==============   ==============   ==============
   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
   1998

   Net loss                                     $    (787,719)
   Accretion related to preferred stock              (241,916)
   Imputed dividends for preferred stock             (227,589)
   Cumulative preferred dividends                     (23,300)
                                                --------------

   BASIC AND DILUTED EPS
   Loss applicable to common stockholders       $  (1,280,524)       5,697,308    $       (0.22)
                                                ==============   ==============   ==============


         Options to purchase 1,545,000 shares of common stock at $2.875-$3.188 per share were outstanding during the period ended September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Warrants to purchase 918,812 shares of common stock at $3.259-$6.00 per share were outstanding during the period ended September 30, 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. Common stock equivalents were antidilutive for the three- and nine-months ended September 30, 1998.

STOCKHOLDERS' EQUITY

         On December 17, 1997, the Company issued to Coast Business Credit warrants to purchase 25,062 shares of common stock at an exercise price of $3.99 per share in connection with the $5,000,000 credit line. These warrants were valued by the Company at $39,000 using a Black-Scholes option pricing model and are being amortized as part of the debt issue costs in setting up the credit line. The warrants expire on December 16, 2002.

         On January 2, 1998 and July 31, 1998, respectively, the Company issued 8,236 and 12,156 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and ninety days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The Securities and Exchange Commission has declared the registration statement effective on August 14, 1998. The Company incurred penalty fees of $50,000 due to the registration statement not being declared effective after 90 days following the closing date, pursuant to paragraph 2 (b) of the Registration Rights Agreement.

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

         The Preferred Stock was recorded at fair value on the date of issuance less issue costs. At any time after the date of issuance of the Preferred Stock, the Company may redeem some or all of the outstanding Preferred Stock. The Company recorded accretion of $242,000 to increase the carrying value to the redemption value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate which is less than the fair value of the common stock. Accordingly, the Company recorded as imputed dividends the value of the beneficial conversion feature of $228,000. The Company also accrued cumulative preferred dividends of $23,000 as of September 30, 1998.

         As of September 30, 1998, 6,700 shares of Preferred Stock were converted into 460,279 shares of common stock at $1.10-$1.67 per share. In addition, the Company issued 3,229 shares in common stock representing the accrued but unpaid dividends on the preferred shares being converted.

COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company's total comprehensive loss for the nine months ended September 30, 1998, was $1,281,000, consisting of the Company's net loss for the period of $788,000, Preferred Stock accretion of $242,000, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative preferred dividends of $23,000. For the quarter ended September 30, 1998, the Company's total comprehensive loss consisted of net loss of $339,000 and cumulative preferred dividends of $8,000. There were no items of other comprehensive income for the three and nine months ended September 30, 1997.

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

SUBSEQUENT EVENT

         On October 28, 1998, the company received notice of conversion of 2,750 shares of Preferred Stock which converted into 600,437 shares of common stock at $.458 per share. In addition, the Company issued 2,763 shares of common stock representing the accrued but unpaid dividends on the preferred shares being converted.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed six acquisitions since its inception through the end of December 31, 1997, all of which were accounted for under the purchase method of accounting. One acquisition was completed by the Company during the nine months ended September 30, 1998 and was accounted for under the purchase method of accounting. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company expects that acquisitions will continue to impact the Company's future operating results if the Company continues to pursue its acquisition strategy which has been suspended due to the lack of financing. Future acquisitions will be reliant upon the Company obtaining additional financing or if allowable, "pooling of interest" mergers.

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

         Total revenue for the quarter ended September 30, 1998 was $9,423,000 and was comprised of revenue from the Company's seven wholly-owned subsidiaries for the entire quarter. This represents an increase of 32% from the Company's total revenue of $7,121,000 for the quarter ended September 30, 1997. Of the increase in total revenue, 63% is attributable to the revenue contributed by QBM ( a 1998 acquisition) and PCR due to the fact that in 1997, only two months of PCR's revenue was recognized. Additionally, the Company began its distributor program with NCR and this program contributed to 12 percent of the increase in revenue. The remaining increase is due primarily to an improvement in Systems Revenue by the other acquired businesses over the comparable prior year quarter.

         Total revenue for the nine months ended September 30, 1998 was $23,604,000, a 64% increase over the comparable nine months ended September 30, 1997. Of the increase in total revenue, 90% is attributable to the revenue contributed by QBM, Smyth and PCR due to the fact that in 1997, only two months of PCR's revenue and four months of Smyth's revenue was recognized. The remaining increase is primarily attributable to an improvement in Service Revenue by the other acquired businesses. Future growth in revenue will be dependent upon the Company's ability to acquire additional companies or to expand its hardware and software product offerings as well as increase its maintenance business.

         Total revenue for the quarter ended September 30, 1998 was comprised of 68% Systems Revenue and 32% Service Revenue, as compared to a revenue composition of 64% Systems Revenue and 36% Service Revenue for the quarter ended September 30, 1997. Total revenue for the nine months ended September 30, 1998 and 1997 was comprised of 65% Systems Revenue and 35% Service Revenue for both periods. The mix of revenue change from 1997 to 1998 for the three month period was due primarily to the efforts by the Company in the third quarter to increase Systems Revenue.

         No customer accounted for more than 10% of total revenue for the three- and nine-month periods ended September 30, 1998 and 1997. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation
(NCR), accounted for approximately 16% and 32% of total revenue for the three-and nine-month periods ended September 30, 1998, respectively, and approximately 26% and 37% of total revenue for the three- and nine-month periods ended September 30, 1997, respectively. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. A change in the Company's or its subsidiaries' relationship with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin for the quarter ended September 30, 1998 was 28% and was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 23%. Gross margin for the quarter ended September 30, 1997 was 36% and was comprised of gross margin for Systems Revenue of 38% and gross margin for Service Revenue of 32%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to product mix and a strategic effort by the Company to focus on internal growth with new software and point-of sale products in new regions that resulted in price discounting. As a percentage of revenue, the decrease in Service Revenue gross margin is primarily attributable to additional support and service personnel and increase of third party services to maintain a key maintenance account.

         Gross margin for the nine months ended September 30, 1998 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 28%. Gross margin for the nine months ended September 30, 1997 was 33% and was comprised of gross margin for Systems Revenue of 35% and Service Revenue of 29%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to product mix changes and a strategic effort by the Company in the third quarter to focus on internal growth with new software and point-of sale products in new regions that resulted in price discounting offset by a price increase in the billing rates of installation services. As a percentage of revenue, the decrease in Service Revenue gross margin is attributable to additional support and service personnel and increase of third-party services to maintain a key maintenance account in the third quarter offset by a price increase on hourly billing rates for service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the third quarter of 1998 of $2,694,000 increased by $120,000 from the comparable prior-year period and represented 29% of total revenue, versus 36% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars between the third quarter of 1998 as compared to the comparable quarter in 1997 was primarily due to the QBM acquisition and costs related to the registration of common stock. This increase was partially offset by cost reductions realized in 1998 through the consolidation of certain redundant branch locations and job functions at the other acquired companies.

         Total selling, general and administrative expenses for the nine months ended September 30, 1998 of $7,551,000 increased by $1,579,000 from the comparable prior-year period and represented 32% of total revenue, versus 42% of total revenue in the comparable prior year nine month period. The increase in expenses in absolute dollars between the nine months of 1998 versus the comparable nine months of 1997 was primarily due to the QBM, PCR and Smyth acquisitions.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $181,000 and $502,000, respectively, during the three- and nine-month periods ended September 30, 1998 compared to $164,000 and $236,000, respectively, incurred during the three- and nine-month periods ended September 30, 1997. The increase in absolute dollars is attributable to software development costs at Smyth to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets and to make the previous version of the Company's golf course and resort proprietary software Year 2000 compliant. The Company's policy is to expense such costs until technological feasibility is established.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $23,000 and $93,000, respectively, for the three- and nine-month periods ended September 30, 1998 compared to $16,000 and $124,000, respectively, for the three- and nine-month periods ended September 30, 1997. For the periods ended September 30, 1997, the Company had earned interest income on the proceeds from an offering in November 1996. These proceeds were subsequently used to fund the cash consideration for acquisitions consummated during 1997. For the periods ended September 30, 1998, interest income primarily related to the recognition of finance charges on delinquent accounts and dividend income. The Company recognized interest expense of $138,000 and $329,000, respectively, for the three-and nine-month periods ended September 30, 1998 compared to $32,000 and $64,000, respectively, for the three- and nine-month periods ended September 30, 1997. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit. The increase was a direct result of increased borrowings under the existing credit facilities over the prior year and amortization in the current year of the debt issue costs.

INCOME TAX PROVISION

         The Company recorded a income tax provision for the three- and nine-month periods ended September 30, 1998 compared to a slight tax provision for the three- and nine-month periods ended September 30, 1997. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's loss applicable to common stockholders for the nine months ended September 30, 1998, was $1,281,000, consisting of the Company's net loss for the year of $788,000, accretion of $242,000 to increase the Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative dividends on the Preferred Stock of $23,000. The Company's loss applicable to common stockholders for the quarter ended September 30, 1998 was $347,000, consisting of the Company's net loss of $339,000 and cumulated dividends on the Preferred Stock of $8,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $445,000, working capital of $329,000 and capitalization of $6,801,000 at September 30, 1998. During the nine months ended September 30, 1998, the Company utilized $2,482,000 of cash in operations; utilized $573,000 for the acquisition of QBM and utilized $6,000 from other investing activities; and generated $2,790,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the issuance of Common and Preferred Stock. During the nine months ended September 30, 1997, the Company utilized $1,144,000 for operations; utilized $173,000 for the purchase of property and equipment; utilized $3,008,000 for the acquisitions of MicroData, Smyth and EBM and PCR; utilized $850,000 for rescinded acquisition; and generated $167,000 from financing activities, which consisted primarily of net borrowings and repayments under the Company's various line of credit facilities and the purchase of treasury stock.

         On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's accounts receivable and inventories. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquire or sell any assets over $50,000 excluding purchases of dealers; (ii) sell or transfer any collateral except for finished inventory in the ordinary course of business;
(iii) sell inventory on a sale-or-return, guaranteed sale, consignment or other contingent basis; (iv) incur any debts, outside the ordinary course of business which would have a material adverse effect; (v) guarantee or otherwise become liable with respect to obligations of another party or entity; (vi) pay or declare any cash dividends; or (vii) make any changes in the Company's capital structure that would have a material adverse effect. As of September 30, 1998, the Company was in compliance with the covenants under this credit facility. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $4,048,000 bearing interest at 10.25% at September 30, 1998 under this credit facility.

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment is up to $2,000,000 and will be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each will close within thirty and ninety days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission (SEC) on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The SEC has declared the registration statement effective on August 14, 1998. The Company incurred penalty fees of $50,000 due to the registration statement not being declared effective after 90 days following the closing date, pursuant to paragraph 2 (b) of the Registration Rights Agreement.

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

         As of September 30, 1998, 6,700 shares of Preferred Stock were converted into 460,279 shares of common stock at $1.10-$1.67 per share. In addition, the Company issued 3,229 shares in common stock representing the accrued but unpaid dividends on the preferred shares being converted.

         The Company anticipates that its current cash on hand, cash flow from operations and credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1998. At September 30, 1998, approximately $952,000 was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company currently intends to obtain financing through future issuance of debt or equity securities during the remainder of 1998. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

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

NEED FOR ADDITIONAL FINANCING FOR INTERNAL GROWTH AND TO IMPLEMENT ACQUISITION STRATEGY

         Historically, the Company's acquisitions had annual, average growth rates of five percent. To grow the business faster than the average growth rate will require working capital because of the historical cash flow trends. The current line of credit restricts borrowings based on eligible collateral of accounts receivable and inventory. Because of the lack of financing to continue the Company's original growth strategy, the Company has altered its strategy to grow the businesses internally. The rate of growth will be dependent on the Company's ability to either generate working capital from operations or to raise additional working capital. There are no assurances the Company will be successful with this strategy.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, some computer systems and software used by companies may need to be upgraded to comply with such "Year 2000" requirements. Most of the POS products sold by the Company have date sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in report generation or even more significant operational problems that could hinder a business ability to function on a day to day basis.

         The Company has been upgrading its software for club and resort applications so that it will run on the latest operating systems. This effort began in early part of this year and involved checking each module and program to make sure it is in compliance and changing those that needed to be updated. The Company expects that this effort will take a year to complete beginning this year with an estimated completion of all compliance testing by the end of 1998. As of September 30, 1998, the Company had completed 81% of the checking of programs in its software. The software is released periodically to customers, including the enhancements for Year 2000. As programs in each module are completed, they are sent to the customer in a subsequent release. Release dates of these various modules will take place through the end of this year with the final completed modules shipping to customers in the first quarter of 1999. The key modules completed to date are Tee Time Scheduling, General Ledger, for budgets out into the future; and Accounts Payable, for payment requirements into the future. In addition, the point-of-sale software has been changed to comply and work with credit authorization systems that have credit card expiration dates into the new millennium. Each of these modules, along with Accounts Receivable, Member Profile, Tour Event and Job Costing, are among the ones that have been done and tested. The Company will make every effort and will allocate more resources to keep it on this time line. The Company currently estimates it will expend approximately $150,000 to $200,000 in 1998 to make such software Year 2000 compliant. Although the Company believes that such software will be Year 2000 compliant, there can be no assurances that compliance will be achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

         LIMITED OPERATING HISTORY. The Company was founded in April 1996 and, prior to the acquisition of CRI in September 1996, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that the Company will be able to implement successfully its strategic plan, to generate sufficient revenue to meet its expenses or to achieve or sustain profitability. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

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

         In connection with seven of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon, among other things, the acquired companies' pre-tax profits. As of September 30, 1998, on average, the acquired companies have achieved 62% of their baseline, performance standards. Accordingly, the Company has not made any bonus payment or incurred any liability under any of such employment agreements. The Company does not expect to accrue bonuses until the acquired companies achieve an excess of 100 percent of their baseline, performance standards. At such time, the Company will accrue bonuses based on a percentage of the improvement over 100 percent.

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

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and software and the Company's ability to purchase equipment and software in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products) and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 32% of revenues for the nine month period ended September 30, 1998, with sales of Panasonic and NCR products accounting for 12% and 20% of the Company's total revenue in that nine month period, respectively. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, software, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         RELIANCE ON KEY PERSONNEL. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers. In particular, the Company's operations are dependent to a great degree on the continued efforts of its Chief Executive Officer, Richard H. Walker. Furthermore, the Company will most likely continue to be dependent on the senior management of companies that are acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition. The Company is a party to an agreement with Mr. Walker. The agreement with Mr. Walker terminates in 2004, unless terminated earlier pursuant to the agreement, and contains confidentiality provisions and covenants not to compete. State laws, however, may limit the enforceability of the confidentiality and/or non-competition provisions therein. The Company is currently the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Walker. There can be no assurance that the Company will maintain the policy in effect or that the coverage will be sufficient to compensate the Company for the loss of the services of Mr. Walker.

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

         MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $5,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. While the Company currently meets the maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. At September 30, 1998, the Company had $2,161,000 in net tangible assets. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Company's common stock in all likelihood would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               11       Calculation of Earnings per Share
               27       Financial Data Schedule



         (b)   Reports on Form 8-K

                        During the three months ended September 30, 1998, the
               Company did not file any Current Reports on Form 8-K.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc.
                                    --------------------------------------------
                                    (Registrant)




      November 13, 1998             By: /s/ MICHAEL S. SHIMADA
--------------------------------    --------------------------------------------
            Date                    Michael S. Shimada
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)