Form 10KSB
period 1998-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 1999-04-15
CIK 1016657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year: $32,196,708 for the year ended December 31, 1998.

    The aggregate market value of the voting common equity held by non-affiliates was approximately $4,718,291 (computed using the closing price of $1.00 per share of Common Stock on November 30, 1998 as reported by The Nasdaq Stock Market, based on the assumption that directors and officers and more than 5% stockholders are affiliates). The Company has no non-voting common equity.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    There were 6,920,519 shares of the registrant's Common Stock, par value $.001 per share, and 718,750 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on February 26, 1999.

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

         The Company's original plan was to become a national distribution organization for POS systems through selective acquisitions of independent dealers and systems integrators that sell, install, and support POS systems for use in retail establishments. On March 19, 1999, the Company signed a letter of intent to acquire Hayman Systems ("Hayman") and Micros of South Florida, ("South Florida"). Completion of the acquisition will be predicated upon the completion of a definitive agreement, completion of due diligence, completion of financing and the approval of Bristol's shareholders. Mr. Richard Hayman will become the new Chief Executive Officer and President. Upon completion of the merger the Company's strategy for the future will be defined.

         The Company has acquired seven dealers since its establishment in April 1996. The following table sets forth certain information with respect to the Company's acquisitions to date.

                     ACQUISITIONS                           DATE               BUSINESS           LOCATIONS
--------------------------------------------------      -------------      -----------------     -------------

Cash Registers, Incorporated ("CRI")                    June 1996          POS Dealer            Kentucky/Ohio

Automated Register Systems, Inc. ("ARS")                December 1996      POS Dealer            Washington

MicroData, Inc. ("MICRODATA")                           April 1997         POS Dealer            Illinois

Smyth Systems, Inc. ("SMYTH")                           May 1997           POS Dealer and VAR    Ohio/California/Colorado/Utah

Electronic Business Machines, Inc. ("EBM")              June 1997          POS Dealer            Indiana

Pacific Cash Register and Computer, Inc. ("PCR")        August 1997        POS Dealer            California

Quality Business Machines ("QBM ")                      May 1998           POS Dealer            California




         INDUSTRY OVERVIEW

         The driving forces in retailing in the United States are the need to attract and retain new customers with a variety of goods and services that meet the ever-changing tastes of consumers, to increase the average sale per visit, and to maximize internal productivity and efficiency in order to generate higher operating profits. Retailers need the ability to quickly identify the buying history and preferences of the consumer. Access to such information allows retailers to match or to adjust their current products and services to the ever-changing demands of consumers. These trends have accelerated the requirement for enterprise-wide access to information and have heightened the demand for automated information systems. The Company believes this is due, in part, to the shift in consumer preferences toward variety, value, and convenience. Furthermore, consumers are demanding speedier checkout times, the ability to accept credit and debit cards at the point-of-sale, and the convenience of performing a POS transaction without human intervention.

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

         The Company believes that as a consequence of competitive pressures within the retail industry and the Year 2000 problem, demand for POS systems is strong and will be into the next millenium. The Company believes that the majority of retailers plan to increase capital spending and increase retail automation expenditures as a percentage of sales. The Company also believes that retail automation spending increased by 3% in 1996 over the previous year and is estimated to have increased by 11% in 1997 to 0.82% of sales among retailers. No data is currently available for 1998. In addition, the Company also believes that average retailers dedicate approximately 23% of total information technology funds to POS systems. The Company believes that 30% of retailers are planning to buy or upgrade POS systems in 1999, due to retail mergers, expansion plans and the Year 2000 requirements.

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

         The Company believes that approximately 800,000 units (POS systems and ECRs) are sold per year. In 1997, there were more than 5.6 million POS systems and ECRs in use in the United States. The Company also believes that only 70% have an automated POS system in place. The Company believes the current average life of a POS system is five to seven years. However, the Company anticipates that retailers with ECRs or older POS systems will replace their units or systems more rapidly than in the past in order to take advantage of new product features that are being introduced more frequently than in the past.


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

         The typical POS or ECR dealer is privately held, is licensed to represent and to resell only one or two manufacturers for its key products and sells, and services those products on a restricted, regional basis. Typical dealership functions are sales, in-house and on-site service, and administration. Based on the Company's experience in evaluating dealers as acquisition candidates, the Company believes that the typical dealer derives its revenue from the sale of hardware, software, and service. The Company believes there are more than 3,000 independent POS and ECR dealers in the United States that sell to customers in one or several segments of the retail industry. Because restaurants and supermarkets have been among the first markets in the retail industry to adopt retail automation tools, the majority of POS and ECR dealers have some sales to one or both of these markets.

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

         For the year ended December 31, 1998, approximately 62% of the Company's total revenues were attributable to POS sales and support, approximately 10% were attributable to systems integration sales and support and approximately 1% were attributable to ECR sales and support. The remaining sales were attributable to maintenance service contracts and supplies.

         COMPANY STRATEGY

         The Company's original, strategic plan was to develop a national organization for the distribution of POS systems through selective acquisitions of independent dealers and systems integrators who sell, install, and support POS systems at retail establishments. The Company's objective was to leverage already established regional channels, customer relationships, and market expertise to achieve synergistic growth of revenue and improve profit performance. On March 19, 1999, the Company signed a letter of intent to acquire Hayman Systems ("Hayman") and Micros of South Florida ("South Florida"). Completion of the acquisition will be predicated upon the completion of a definitive agreement, completion of due diligence, completion of financing and the approval of Bristol's shareholders. Mr. Richard Hayman will become the new Chief Executive Officer and President. Upon completion of the merger, the Company's strategy for the future will be defined.

         The Company currently focuses on sales to supermarkets, table-service and fast food restaurants, and golf courses and resorts. These groups were chosen because the Company believes they represent large vertical business segments that offer the best opportunity for future sales growth and improved margins. The Company believes that with its existing operations, it is in regional markets that have growth opportunities. Therefore, the Company is focusing on its sales efforts to grow internally until such time as the acquisition of Hayman and South Florida has been completed at which time the Companies strategy will be defined.


GROWTH STRATEGIES

         PURSUING STRATEGIC ACQUISITIONS. The Company intended to capitalize upon the significant consolidation opportunities available in the highly fragmented POS systems dealer industry by acquiring additional dealers and improving their performance and profitability through the implementation of the Company's operating strategies. One of the Company's original, primary goals was to establish, prior to the end of 1998, a national network of operations that will enhance its ability to attract regional and national retailers in the three markets the Company has targeted, to its customer base. Generally, the regional and national retailers are either franchisee store owners or corporate-owned stores such as Cinnabon, Certified Grocers, Fazoli's or Wendy's that have stores throughout the United States. The Company believes that the consolidation of acquired dealers enables it to capitalize on the experience and customer contacts of the personnel of acquired companies, eliminate redundant costs, and achieve greater productivity and more effective utilization of resources. The Company estimates that there are approximately 300 POS dealers in the United States with annual revenue in excess of $2.0 million each. Though the Company believes that the acquisition strategy is viable, additional acquisitions, other than Hayman and South Florida, is currently on hold due to the need for additional capital and the completion of its centralization strategy.

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

OPERATING STRATEGIES

         ACHIEVING OPERATING EFFICIENCIES AND SYNERGIES. The Company plans to further increase the operating efficiencies of its dealerships to enhance internal growth and profitability. The Company has consolidated payroll, insurance services, employee benefits and finances. The Company implemented a wide-area network and selected an integrated, software package utilized by one of its wholly-owned subsidiaries. The Company converted the acquisition in Sacramento to this software. The Company, in 1999, will convert the other, remaining subsidiaries to this software with the goal to centralize certain administrative functions at the corporate level, such as accounting, finance, purchasing, inventory control, warehousing and distribution. Centralization of functions should serve to reduce duplicative expenses and permit the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to them individually. For example, the Company expects to realize cost savings from reduced inventory carrying costs through a centralized warehouse, the exchange of technical knowledge on the equipment and software it sells and the expanded opportunity for volume discounts on selected products and supplies, however, there can be no assurance that this opportunity can be realized. By eliminating responsibility for administrative functions, the dealerships can focus their full attention on generating revenue from sales and support activities.

         UTILIZING TECHNOLOGY THROUGHOUT OPERATIONS. The Company continues to install the management information system to enhance the Company's ability to integrate successfully and quickly the operations of acquired dealerships and future acquisitions. In addition to handling the range of centralized functions, the management information system also will facilitate the interchange of information and enhance cross-selling opportunities throughout the Company, however, there can be no assurance that this opportunity can be realized. It also will serve as a management tool to monitor performance at the dealer and distributor locations and quickly identify those situations requiring additional attention.

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


PRODUCTS AND SERVICES

         SYSTEMS

         A POS system is used at the "point-of-sale" in a retail establishment to collect and process data with communications capability. A POS system leads or prompts the retail clerk through a sales transaction with a customer and collects detailed information, including credit information, consumer preferences and inventory. Standard components of a POS system include a display terminal to view the transaction, a keyboard for data processing, a scanner (supermarket applications), a credit or debit card reader and coordinating communications, and software to guide the clerk through the entire transaction. A POS system leads or prompts the retail clerk through a sales transaction with a customer and collects detailed information, including credit information about the transaction. Typically, a number of sophisticated POS "registers" are installed in a retail establishment, which allows multiple departments or locations to enter transactions simultaneously.

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

         The Company also offers its customers continued support, customer service, and supplies from installation through the life span of the products it sells. Support services include network management, 7 days x 24-hour "help-desk" support and enhancement, and maintenance and repair of POS systems. Upon conversion of its management information systems, the Company will be consolidating its support and customer service efforts in order to enable the Company to provide a consistent national level of support to its customers. Additionally, the Company is working with a large third-party POS supplies vendor to establish a strong centralized telemarketing capability for marketing supplies.

SALES, MARKETING AND DISTRIBUTION

         The Company identifies its customers in a number of ways, including referrals from existing customers, advertising in local Yellow Pages and industry publications, through the Company's direct sales personnel, by means of customer upgrades and replacements, and referrals from suppliers. Once the Company identifies a potential customer, the lead is assigned to a Company sales person who will follow-through and attempt to complete the sale. It is the sales person's responsibility to identify the needs of the customer and to sell to the customer a total POS systems solution. The typical sales cycle, from introduction to installation, ranges from six months to nine months for a POS sale and six months to two years for its golf course and resort VAR application.

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


         No customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1998.

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

         SUPPLIERS

         A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs, and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in sufficient quantities necessary and upon competitive terms in order to enable it to meet the needs of its end-user customers. During the year ended December 31, 1998, the Company purchased a significant portion of the hardware products that it resold from Panasonic, ERC Parts, Inc. ("ERC"), a distributor of Panasonic products, and NCR. The Company believes that these two manufacturers and supplier are among the best-qualified to meet the hardware needs of the Company's customers. Sales of products purchased from Panasonic, ERC, and NCR accounted for approximately 26% of total revenue for the year ended December 31, 1998, with sales of Panasonic and NCR products accounting for 9% and 17% of the Company's total revenue in that year, respectively. The Company has supply agreements with these and other manufacturers and suppliers such as IBM, ICL-Fujitsu and Micros. The agreements are non-exclusive, may have geographic limitations and may have renewable one-year terms, depending on if the Company achieves a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer is subsidiary specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. The Company's strategy is to develop long-term relationships with quality and brand-recognizable manufacturers such as NCR and Panasonic with the goal of establishing a standard product offering for our customers. There can be no assurance that the relationships with these and other manufacturers and suppliers will continue or that the Company's supply requirements can be met in the future. The Company has experienced some delays in obtaining equipment because of cash flows and the continuing inability to obtain equipment, software, parts or supplies on competitive terms from its current or other major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

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

RESEARCH AND DEVELOPMENT

         As a systems integrator, the Company offers completely integrated software and hardware systems that include financial, operational, and information processing capabilities for its golf course and resort customers. The core software components have previously been developed and annual research and development expenditures are normally expended for system enhancements and specific customer requirements. The Company spent $739,000 in research and development for the year ended December 31, 1998.


EMPLOYEES

         As of February 26, 1999, the Company had 257 full-time and 6 part-time employees, of whom 163 were employed in customer services, 42 in finance and administrative services, and 58 in sales and marketing. Of the total full-time employees, 6 were employed at the Company's corporate office, 77 were employed at CRI (including MicroData and EBM), 30 were employed at ARS, 28 were employed at QBM, 91 were employed at Smyth and 25 were employed at PCR. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES.

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

         The Company leases its 3,980 square foot headquarters facility in Newport Beach, California. The Company also leases approximately 43,500 square feet of office and warehouse facilities in Kentucky, Illinois, Indiana and Ohio for its CRI operations (including facilities utilized by MicroData and EBM), of which 12,000 square feet is leased from Coye D. King, a director of CRI, and 12,400 is leased from Floyd Shirrell, the former owner of EBM. The leases expire in October 2007 and November 1999, respectively. The Company's ARS operations utilize approximately 11,800 square feet of leased property, which includes an approximately 11,200 square foot office facility in Seattle, Washington which is leased from certain officers of ARS. The lease expires in December 2003. In addition, its QBM operations utilize approximately 9,000 square feet of office and warehouse facilities in Sacramento, California and is leased from the former owner and current officer of QBM. The lease expires in May 2001. The Company's Smyth subsidiary leases approximately 31,700 square feet of office and warehouse facilities in Canton, Ohio, Irvine, California and Colorado. The Company's PCR subsidiary in San Francisco, California leases approximately a 7,000 square foot office and warehouse facility.

         The Company believes that its leased facilities are adequate for its present needs and that suitable additional or replacement space will be available on commercially reasonable terms, as required.

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

         In September 1993, a judgement was entered in Bell Circuit Court, Kentucky, on behalf of James J. Kreuger, a former employee of CRI, against CRI and Coye D. King and Barbara King, former stockholders of CRI, in the amount of $107,726 and accrued interest. The judgement arises from an alleged partnership formed by the Kings and Mr. Kreuger, and is currently on appeal. The former stockholders of CRI have agreed to pay any and all amounts of the judgement in excess of $83,000; provided, however, that the Company can only collect such amounts from the former stockholders by offsetting amounts owed by CRI and/or the Company to such stockholders pursuant to (i) the new lease of the new London, Kentucky facility (discussed in "Business Item 2. Description of Properties") and (ii) bonus arrangements described in certain employment agreements between the Company and the Kings. At December 31, 1997, CRI had $83,000 accrued in connection with the lawsuit. In February 1998, CRI paid $50,213 as settlement of the Court of Appeals affirming the award of $31,950 plus interest of $18,263. The final remaining claim was settled in July 1998, where the Company paid $28,810 as agreed to above and the case was dismissed.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently determinable, and the Company believes that all or a substantial part of the damages, if any, would be covered by insurance. Other than the related legal fees, the Company has not made a provision for any liability in the accompanying consolidated financial statements.



         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. and Cash Registers, Incorporated alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec. Et. Seq. The case is pending in the United States District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock and Warrants trade on the Nasdaq SmallCap Market under the symbols "BRTL" and "BRTLW," respectively. The following table sets forth the high and low closing sale prices for the Company's Common Stock and Warrants for the periods indicated as reported by the Nasdaq National Market System.


               1998:                                     HIGH           LOW

               1ST QUARTER
               Common Stock                           $   3 - 5/8   $  2 - 1/4
               Warrants                                   1 - 1/16     0 - 1/2
               2ND QUARTER
               Common Stock                               3 - 1/2      2 - 1/4
               Warrants                                   0 - 13/16    0 - 9/16
               3RD QUARTER
               Common Stock                               2 - 7/8      1 - 13/16
               Warrants                                   0 - 5/8      0 - 3/8
               4TH QUARTER
               Common Stock                               1 - 1/2      0 - 7/16
               Warrants                                   0 - 7/16     0 - 1/32

               1997:                                     HIGH           LOW

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


HOLDERS

         As of February 26, 1999, the approximate number of record holders of the Company's Common Stock and Warrants was 714 and 192, respectively. The Company believes that a significant number of beneficial owners hold substantial shares of Common Stock and Warrants in depository or nominee form.

DIVIDENDS

         Under its obligation, the Company paid dividends on its preferred stock as of December 31, 1998. No dividends were paid on its common stock as of December 31, 1998. The Company is obligated to pay, quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Preferred Stock. So long as any of shares Series A Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (SEE ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, the current line of credit does prohibit the Company from paying cash dividends and the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company obtained a waiver on the above Series A

Preferred Stock. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends. The Company paid no dividends on its preferred stock or common stock for the year ended December 31, 1997.

      Recent Sales of Unregistered Securities
      (a) The following is a summary of transactions by the Company during the year ended December 31, 1998, involving sales or issuances of the Company's securities that were not registered under the Securities Act.

           (1) On March 18, 1998, the Company sold 10,000 shares of its Series A Convertible Preferred Stock, $.001 par value per share (the Preferred Stock), to Precision Capital Investors Limited Partnership I (Precision), for a purchase price of $100 per share. The total offering price was $1,000,000. In addition, the Company agreed to issue to Precision, subject to the satisfaction of certain conditions, up to an additional 10,000 shares of Preferred Stock (the Additional Preferred Stock) for a purchase price of $100 per share. The Additional Preferred Stock will be issued in two separate tranches on a date no later than thirty (30) and sixty (60) days following the effective date of the Registration Statement (defined below), respectively, unless otherwise agreed to by the Company and Precision. As of December 31, 1998, the second and third installments have not been funded. Based on the conditions required to be met in the purchase agreement, the Company does not expect that the two remaining installments will fund.

                  The shares of Preferred Stock are convertible into shares of common stock at a conversion price equal to seventy-eight percent (78%) of the lowest non-consecutive five-day average closing bid price during the twenty-five day period prior to conversion; provided, however, that in no event shall the conversion price be greater than $3.26 (110% of the average closing bid price during the five-day period prior to the purchase of the shares of Preferred Stock). The shares of common stock into which the shares of Preferred Stock are convertible have been registered by the Company on Form S-3 (No. 333-50385) (the Registration Statement), filed with the Securities and Exchange Commission (the "Commission") on April 17, 1998. The SEC declared the registration statement effective on August 14, 1998. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and H D Brous & Co., Inc., ("H.D. Brous") as compensation for services provided by them as placement agents (Section (c)(3) below).

                  On March 18, 1998, concurrently with the sale of the shares of Preferred Stock, the Company issued to Precision warrants to purchase 125,000 shares of common stock (the Investor Warrants). The shares of common stock into which the Investor Warrants are exercisable have been registered by the Company on the Registration Statement. In addition, the Company agreed to issue to Precision, subject to the satisfaction of certain conditions, warrants to purchase an additional 125,000 shares of common stock (the Additional Investor Warrants). The Additional Investor Warrants were to be issued in two separate tranches on a date no later than thirty (30) and sixty (60) days following the effective date of the Registration Statement, respectively, unless otherwise agreed to by the Company and Precision. As of December 31, 1998, the second and third installments have not been funded.

                  The Investor Warrants are exercisable at an exercise price equal to the lessor of (i) $3.26 (110% of the average closing bid price of the common stock during the five days preceding the date of issuance) or (ii) 110% of the closing bid price of the common stock on the date the Registration Statement becomes effective. The exercise price of the Investor Warrants is subject to adjustment.


                  On March 18, 1998, concurrently with the sale of the shares of Preferred Stock, the Company issued 25,000 warrants to purchase common stock (the Placement Agent Warrants) to each of Wharton Capital Partners, Ltd., and H D Brous as compensation for services provided by them as placement agents in the sale of the Preferred Stock. The shares of common stock into which the Placement Agent Warrants are exercisable were registered by the Company on the Registration Statement. The exercise price of the Placement Agent Warrants is initially $3.556 per share. The exercise price of the Placement Agent Warrants is subject to adjustment.

                  As of December 31, 1998, 9,450 shares of the Preferred Stock were converted into 1,060,715 shares of common stock and the remaining 550 shares were redeemed by the Company in a separate agreement with H D Brous, wherein the Company negotiated the conversion of the 550 shares of Preferred Stock into 101,633 shares of common stock for the amount of $70,762.

                  On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holders of shares of Series B Preferred Stock shall be entitled to receive semi-annually commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has no voting rights, has a liquidation preference and is redeemable at the option of the Company. The purchaser will receive warrants at an exercise price of $1.00. The number of warrants to be issued has not been agreed to.

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

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE

         The Company's consolidated total revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue).

         Total net revenue for the year ended December 31, 1998 was $32,197,000 and was comprised of revenue from the Company's six wholly-owned subsidiaries for the entire year and QBM from the date of acquisition. This represents an increase of 53% from the Company's total net revenue of $21,088,000 for the year ended December 31, 1997. The increase in total net revenue is primarily attributable to the revenue contributed by QBM (a 1998 acquisition), Smyth and PCR due to the fact that in 1997, only six months of Smyth's revenue and two months of PCR's revenue was recognized. Additionally, the Company began its distributor program in the third quarter of 1998 with NCR, where the Company's wholly-owned subsidiary, Smyth Systems became the U.S. Distributor of NCR 2170 cash registers and other peripheral products. This program contributed to 2% percent of the increase in revenue. Future growth in revenue will be dependent upon the Company's ability to acquire additional companies or to expand its hardware and software product offerings as well as increase its maintenance business.

         Total revenue for the year ended December 31, 1998 was comprised of 65% Systems Revenue and 35% Service Revenue, as compared to a revenue composition of 64% Systems Revenue and 36% Service Revenue for the year ended December 31, 1997. The mix of revenue change from 1997 to 1998 was due primarily to the efforts by the Company to expand Systems Revenue in new regions.

         No customer accounted for more than 10% of total revenue for years ended December 31, 1998 and 1997. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 26% of total revenue for the year ended December 31, 1998, and approximately 32% of total revenue for year ended December 31, 1997. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. The Company has experienced some delays in obtaining equipment because of cash flows and the continuing inability will significantly alter the Company's or its subsidiaries' relationship with these principal vendors and may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin for the year ended December 31, 1998 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 28%. Gross margin for the year ended December 31, 1997 was 30% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 23%. As a percentage of revenue, the increase in Service Revenue gross margin is primarily attributable to increases in hourly billing rates for service.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for 1998 of $11,228,000 increased by $2,272,000 from the comparable prior-year and represented 35% of total revenue, versus 42% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars for year ended 1998 as compared to the comparable year in 1997 was primarily due to the QBM Smyth and PCR acquisitions. This increase was partially offset by cost reductions realized in 1998 through the consolidation of certain redundant branch locations and job functions at the other acquired companies.

GOODWILL WRITE-DOWN

         The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 1997, the Company determined that certain amounts recorded for goodwill from prior acquisitions were impaired and were no longer recoverable. Such determination was made on an analysis of each acquisition's projected revenues, profits and undiscounted cash flows at the date of acquisition compared to actual and projected revenues, profit or loss and undiscounted cash flows as of December 31, 1997. For the purposes of this analysis, each subsidiary was identified as a separate asset group as each subsidiary is independent. From this analysis, an estimate was made as to the amount of goodwill which could be recoverable from future operations. This estimate was compared to the recorded amounts of goodwill at December 31, 1997 and a write-down was recorded for the difference.

         The total goodwill write-down recorded separately in the accompanying statement of operations was approximately $1,871,000, which consisted of $1,442,000 related to Smyth, $419,000 related to CRI and $10,000 related to other subsidiaries.

         The goodwill write-downs are primarily due to fourth quarter decisions by the Company based on operating losses and lack of sales growth at both Smyth and CRI. Prior to the time of the acquisition, Smyth Systems had begun a marketing effort to penetrate the apparel and sporting goods markets. These markets were expected to grow rapidly and represented the major reason that the Company paid a purchase price in excess of book value for Smyth which was allocated to goodwill at the acquisition date. However, by mid-fourth quarter of 1997, it was apparent that Smyth was not able to penetrate these markets due to lack of sales caused by an insufficient product line and that the costs to successfully sell into these markets were not reasonable given Smyth's operating losses. As a result, in the fourth quarter, a decision was made to discontinue the sales, marketing and promotional activities to penetrate these markets and a goodwill impairment charge was recorded.

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

         After such write-downs, the Company believes that the remaining goodwill amounts recorded for each subsidiary are recoverable over the remaining amortization periods.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $739,000 during the year ended December 31, 1998 compared to $554,000, incurred during year ended December 31, 1997. The increase in absolute dollars is attributable to software development costs at Smyth to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets and to make the previous version of the Company's golf course and resort proprietary software Year 2000 compliant. The Company's policy is to expense such costs until technological feasibility is established.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $78,000 for the year ended December 31, 1998 compared to $131,000 for the year ended December 31, 1997. For the years ended December 31, 1998, interest income primarily related to the recognition of finance charges on delinquent accounts and dividend income received from a purchasing cooperative of cash register dealers. For the year ended December 31, 1997, the Company earned interest income on the proceeds from an offering in November 1996. These proceeds were subsequently used to fund the cash consideration for acquisitions consummated during 1997. In addition, the Company had other income in 1998 of approximately $504,000 relating to proceeds received from a company paid life insurance policy.



         The Company had interest expense of $479,000 for the year ended December 31, 1998 compared to $111,000 for the year ended December 31, 1997. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit. The increase was a direct result of increased borrowings under the existing credit facilities over the prior year and amortization in the current year of the debt issue costs.

INCOME TAX PROVISION

         The income tax provision for 1998 and 1997 consisted of minimum state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the year ended December 31, 1998, was $2,225,000, consisting of the Company's net loss for the year of $1,732,000, accretion of $242,000 to increase the Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative dividends on the Preferred Stock of $23,000. The comprehensive net loss applicable to common stockholders for the year ended December 31,1997 was $4,969,000, the same as its loss for the year.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $146,000 and negative working capital of $176,000 at December 31, 1998, compared to cash and cash equivalents of $349,000 and working capital of $264,000 at December 31, 1997. In the year ended December 31, 1998, the Company used $1,791,000 of cash in operations; used $138,000 for the purchase of property and equipment and used $562,000 for the acquisition of QBM; and generated $2,190,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the issuance of common stock. In the year ended December 31, 1997, the Company used $1,942,000 of cash in operations; used $208,000 for the purchase of property and equipment and used $3,008,000 for the acquisitions of MicroData, Smyth, EBM and PCR; and generated $881,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's various debt agreements and the purchase of treasury stock. In addition, the Company used $1,100,000 during the year ended December 31, 1997, for an acquisition which was later rescinded, where $250,000 was refunded to the Company in cash. The remaining funds were recorded as $600,000 in receivables and $250,000 in other assets at December 31, 1997, and will be returned to the Company as provided in the Rescission Agreement (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3, ACQUISITIONS).

         At December 31, 1997, the Company recorded a provision of $451,000 for slow-moving replacement parts mainly due to the acquisition of EBM and subsequent consolidation of EBM's inventories into the Company's wholly-owned subsidiary, CRI. After such consolidation and because of the lower than planned level of sales, the Company determined that it had excess replacement parts inventory as of December 31, 1997 and took the appropriate write-down.

         On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquiring or selling any assets over $50,000 excluding purchases of dealers; (ii) selling or transferring any collateral except for finished inventory in the ordinary course of business; (iii) selling inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis;
(iv) incurring any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guaranteeing or otherwise become liable with respect to obligations of another party or entity; (vi) paying or declaring any dividend (except for dividends payable solely in stock); and (vii) making any change in the Company's capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $3,160,000 and $2,031,000 bearing interest at 9.75% and 10.25% at December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company was in compliance with the covenants under this credit facility and obtained the necessary waivers for material transactions.

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment was up to $2,000,000 and was to be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each were to close within thirty and ninety days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission (SEC) on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The SEC declared the registration statement effective on August 14, 1998. The Company incurred penalty fees of $50,000 due to the registration statement not being declared effective after 90 days following the closing date, pursuant to paragraph 2 (b) of the Registration Rights Agreement. As of December 31, 1998, the second and third installments have not been funded. Based on conditions required to be met in the purchase agreement, the Company does not expect that the two remaining installments will fund.

         The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model and are exercisable at $3.26 per share. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and HD Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model and are exercisable at $3.556 per share.

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

         As of December 31, 1998, 9,450 shares of the Preferred Stock were converted into 1,060,715 shares of common stock and the remaining 550 shares were redeemed by the Company in a separate agreement with H D Brous, wherein the Company negotiated the conversion of the 550 shares of Preferred Stock 101,633 shares of common stock for the amount of $70,762. In addition, the Company issued 5,993 shares in common stock representing the accrued but unpaid dividends on the preferred shares being converted. The Company paid cash dividends of $24,000.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holders of shares of Series B Preferred Stock shall be entitled to receive semi-annually commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has no voting rights, has a liquidation preference and is redeemable at the option of the Company. The purchaser will receive warrants at an exercise price of $1.00. The number of warrants to be issued has not been agreed to.

         The Company believes that the additional capital infusion along with its availability on the Company's current asset base line of credit will be sufficient to meet its working capital requirements until December 31, 1999. At December 31, 1998, approximately $812,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company currently intends to obtain financing through future issuance of debt or equity securities during 1999. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

ACQUISITION

         On May 8, 1998, the Company, through its wholly-owned subsidiary Automated Register Systems, Inc., acquired all of the outstanding common stock of Quality Business Machines Co. (QBM), a POS dealer with operations in Sacramento, California, for consideration of $564,000 in cash, including $26,000 of acquisition costs; 183,276 shares of common stock of the Company, valued at $500,000 at the closing date of the acquisition; and a promissory note in the principal amount of $70,000 at an interest rate of 8.5% executed by the Company in favor of QBM. Of such consideration, the Company retained 36,655 shares of common stock, valued at approximately $100,000 and $10,000 in cash, in escrow, as the purchase price is subject to post-closing reduction in the event certain financial targets of QBM are not met. At December 31, 1998, those financial targets were met and the 36,655 shares of common stock were taken out of escrow. The $10,000 was paid in February 1999. The transaction was recorded under the purchase method of accounting.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 3. Legal Proceedings and Commitments and Contingencies, Note 8 to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently determinable, and the Company believes that all or a substantial part of the damages, if any, would be covered by insurance. Other than the related legal fees, the Company has not made a provision for any liability in the accompanying consolidated financial statements.

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. and Cash Registers, Incorporated alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec. Et. Seq. The case is pending in the United States District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1998, no provision for bonus payments were made for these certain employment agreements due to the fact that that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $2,019,455 at December 31, 1998 excluding bonus contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1998, as amended in March 1999 was $246,573.

         The Company has a independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 1998, as amended in March 1999 was $280,847. At December 31, 1998, the Company has accrued $103,754 for future payment under this contract.

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

         The Company has engaged, and in the foreseeable future will likely continue to engage, in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company other than the agreement with QBM discussed above and the March 19, 1999 signed letter of intent to acquire Hayman Systems ("Hayman") and Micros of South Florida ("South Florida"). To continue this acquisition strategy, the Company will need to obtain additional financing. Currently, the Company has used proceeds of approximately $600,000 from the net proceeds of $870,000 from its Preferred Stock offering on March 18, 1998 to acquire Quality Business Machines on May 8, 1998. Until additional funds are obtained, the Company does not have enough cash available to acquire additional dealers and therefore, has currently put on hold its acquisition activities.

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

         The Company has been upgrading its software for club and resort applications so that it will run on the latest operating systems. This effort began in early part of 1997 and involved checking each module and program to make sure it is in compliance and changing those that needed to be updated. As of December 31, 1998, the Company had completed 90% of the checking of programs in its software. The software is released periodically to customers, including the enhancements for Year 2000. As programs in each module are completed, they are sent to the customer in a subsequent release. Release dates of these various modules will take place through the end of this year with the final completed modules shipping to customers in the first quarter of 1999. The key modules completed to date are Tee Time Scheduling and General Ledger, for budgets out into the future; and Accounts Payable, for payment requirements into the future. In addition, the point-of-sale software has been changed to comply and work with credit authorization systems that have credit card expiration dates into the new millennium. Each of these modules, along with Accounts Receivable, Member Profile, Tour Event and Job Costing, are among the ones that have been done and tested. The Company will make every effort and will allocate more resources to keep it on this time line. The Company currently estimates it expensed approximately $150,000 to $200,000 in 1998 to make such software Year 2000 compliant. Beginning in the quarter ending June 30, 1999, the Company will be sending program upgrades to its current, installed customer base to make their system Year 2000 compliant. Although the Company believes that such software will be Year 2000 compliant, there can be no assurances that compliance will be achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.


         The Company is making inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues. Manufacturers of these products are being required to document Year 2000 compliance for each product they sell by December 31, 1998. In general, the Company has received statements indicating that our vendors' applications, both hardware and software, do or will soon meet Year 2000 requirements. If the Company determines that a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. However, based on recent inquiries, the Company does not believe that replacement of existing vendors is required at this time. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase hardware and software products such as those offered by the Company. The Company cannot estimate at this time the potential loss of revenue based on this uncertainty. The Company will continue to assess all of its products it sells and services to verify Year 2000 compliance. The Company is in the process of formulating a support plan to ensure our customers will be Year 2000 compliant.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2000, but earlier adoption is permitted. SFAS 133 will require the Company to record all derivatives on the balance sheet a fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity.

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

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through February 26, 1999, the Company has completed seven acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations. Further, the Company's results of operations in quarters immediately following a material acquisition may be materially adversely effected while the Company integrates the acquired business into its existing operations. The Company may acquire certain businesses that have either been unprofitable or that have had inconsistent profitability prior to their acquisition. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy. If the Company is unable to implement successfully its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         In connection with seven of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon among other things, the acquired companies' pre-tax profits. At December 31, 1998, none of the acquired companies met the performance standards, and accordingly, the Company did not make any bonus payments or incur a liability under any of such employment agreements.

         The employment agreements also allow the Company to take certain remedial action in the event the acquired companies do not meet their respective performance standards. With respect to five of the acquisitions, the Company has taken remedial action against certain employees who did not meet (or whose company did not meet) the performance standards set out in their respective employment agreements. Such remedial action included the geographic transfer of one employee, the placement of other employees on probation, and the restructuring of two of the acquisitions.

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


         CONSIDERATION FOR ACQUIRED COMPANIES EXCEEDS ASSET VALUE. Valuations of the companies acquired by the Company have not been undertaken based on independent appraisals, but have been determined through arm's-length negotiations between the Company and representatives of such companies. The consideration for each such company has been based primarily on the judgment of management as to the value of such company as a going concern and not on the book value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets may have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Specifically, during the fourth quarter of 1997, the Company recorded a goodwill write-down for approximately $1,871,000, which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to its other subsidiaries. See "GOODWILL WRITE-DOWN IN MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." No assurance can be given that the facts and circumstances surrounding the write-down will not occur in the future. Moreover, the Company has incurred and expects to incur significant amortization charges resulting from consideration paid in excess of the book value of the assets of the companies acquired and companies which may be acquired in the future.

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

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. For the year ended December 31, 1998, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 26% of net revenue for the year ended December 31, 1998. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         POTENTIAL INABILITY TO MARKET NEWLY DEVELOPED PRODUCTS. The technology of POS systems, ECRs, VARs and related equipment is changing rapidly. There can be no assurance that the Company's existing manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment or software. The Company's Smyth Systems, Inc. subsidiary operates in the VAR solutions segment, wherein it develops customized turnkey retail automation solutions, consisting of both hardware and software for the golf course and resort markets. There can be no assurance that Smyth will be able to develop commercially viable and technologically competitive VAR solutions at competitive prices to compete in these markets.


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

         As of March 31, 1998, the Company had issued 10,000 shares of Series A Convertible Preferred Stock, at an issue price of $100 per share. Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest non-consecutive five-day average closing bid price for the common stock for the 25-day period prior to conversion. Each holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted. The Company cannot, without the vote or written consent of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, (i) redeem, purchase or otherwise acquire for value any share of the Series A Preferred Stock; (ii) redeem, purchase or otherwise acquire any of the Company's common stock; (iii) authorize or issue any other equity security senior to or on parity with the Series A Preferred Stock as to voting rights, dividend rights, conversion rights, redemption rights or liquidation preferences; (iv) declare or pay any dividend or make any distribution with regard to any share of common stock; (v) sell, convey, lease or otherwise dispose of all or substantially all of its property or business; liquidate, dissolve or wind up the Company's business; or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary);
(vi) effect any transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, unless the Company's stockholders of record as constituted immediately prior to such transaction will, immediately thereafter, hold at least a majority of the voting power of the surviving or acquiring entity; (vii) permit any subsidiary to issue or sell any of its capital stock (except to the Company); (viii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; or (ix) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect the outstanding shares. In the event of any liquidation dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to any distributions to holders of common stock, an amount per share equal to $100 plus any declared but unpaid dividends.

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


         MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. On January 20, 1999, the Company was notified by Nasdaq that the Company's shares of common stock have failed to maintain a closing bid price greater than or equal to $1.00 over the last thirty consecutive trade dates. To be eligible for continued listing, the Company's shares of common stock must maintain a minimum bid price of $1.00 for a minimum of ten consecutive trading days, it will then have complied with the minimum bid price requirement. If the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before April 20,1999, the Company's securities will be subject to delisting, effective with the close of business on April 20, 1999. To stay the delisting, the Company may request a hearing by the close of business on April 20, 1999. In addition, at December 31, 1998, the Company had $1,319,000 in net tangible assets. As the Company currently does not meet the maintenance standards, there is no assurance that the Company will be able to comply and/or maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

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

         DIVIDENDS. The Company has not paid dividends on its common stock to date. Under its obligation, the Company has paid quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Convertible Preferred Stock. So long as any shares of Series A Convertible Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, the current line of credit does prohibit the Company from paying cash dividends and the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company obtained a waiver on the above Series A Preferred Stock. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends.

         RESTRICTIONS ON THE COMPANY'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. On December 17, 1997, the Company obtained a new line of credit. Pursuant to the terms of the line of credit, the Company is prohibited for engaging in certain transactions without first obtaining the written consent of the lender. Such transactions include, but are not limited to: (i) acquiring or sell any assets over $50,000; (ii) selling or transferring any collateral under the line credit, except for sale of items in the Company's finished inventory in the ordinary course of business; (iii) selling of inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (iv) any other transaction outside the ordinary course of business. No assurance can be given that these restrictions will not impact the Company's ability to conduct business in the future. It does not however prohibit or restrict the Company from acquiring other companies (including acquisitions for amounts greater than $50,000) pursuant to its acquisition strategy.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements required to be filed hereunder are included under Item 13(a)(1) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors, executive officers and key employees of the Company are as follows:

                 NAME                      AGE                                    POSITION

---------------------------------------    ---    --------------------------------------------------------------------------
Michael S. Shimada..................       49     Vice President, Chief Financial Officer and Acting Chief Operating Officer

Lawrence Cohen......................       54     Chairman of the Board, Director and Acting Chief Executive Officer

Dr. Jack Borsting...................       70     Director

Peter Stranger......................       49     Director


         MICHAEL S. SHIMADA has served as Vice President and Chief Financial Officer of the Company since February 1998. On January 18, 1999, the Board of Directors named Mr. Shimada as acting Chief Operating Officer until a replacement has been made. Before he joined the Company, Mr. Shimada was Chief Financial Officer of Spectrum Laboratories, Inc., a medical products company. Prior to that, he served as Chief Financial Officer of Elexsys International from 1993 to 1997. From 1981 to 1993, at Elexsys, he served as Controller, Corporate Controller and Vice President of Finance of this multi-division manufacturer of circuit boards and back panels.


         LAWRENCE COHEN is a founder of the Company and has served as Vice Chairman of the Board since its inception in April 1996. On January 18, 1999, the Board of Directors named Mr. Cohen as acting Chief Executive Officer until a replacement has been made. From November 1990 to September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. ("BioTime"), a biotechnology company engaged in the artificial plasma business. Mr. Cohen has also served as a director of ASHA Corporation, a publicly traded supplier of traction control systems, from April 1995 to present; a director of Apollo Genetics Inc., a company founded by Mr. Cohen which is engaged in the genetic pharmaceutical business, from January 1993 to the present; a director of Registry Magic Inc., a company founded by Mr. Cohen which develops voice recognition equipment, from November 1995 to present; and a director of Kaye Kotts Associates, Inc. from April 1995 to the present.


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


         PETER STRANGER has been President of the Los Angeles office of J. Walter Thompson & Company, a worldwide advertising agency and a subsidiary of the WWP Group, London since December 1997. He was a managing partner of Bozell Worldwide, a communications firm, from August 1995 to December 1997. Mr. Stranger was president of the Los Angeles office of Euro RSCG, an international communications holding company, from September 1989 until November 1994, and he was an officer of Della Famina, Travisano & Partners, an advertising agency, for the prior 15 years.

         All directors hold office until the next meeting of stockholders and the election and qualification of their successors. Officers are elected by the Board of Directors and serve at the discretion of the Board.

ITEM 10. EXECUTIVE COMPENSATION.

         The following tables present information concerning the cash compensation paid and stock options granted to the Company's Chief Executive Officer and each additional executive officer of the Company whose total compensation exceeded $100,000 for the year ended December 31, 1998 ("1998") and for the year ended December 31, 1997 ("1997"). The notes to these tables provide more specific information regarding compensation.

                           SUMMARY COMPENSATION TABLE
                                                                                           LONG-TERM COMPENSATION
                                                                              --------------------------------------------------
                                            ANNUAL COMPENSATION                        AWARDS                PAYOUTS
                                    ----------------------------------------  -----------------------  -------------------------
                                                                                           SECURITIES
                                                                              RESTRICTED   UNDERLYING                ALL OTHER
                            FISCAL                            OTHER ANNUAL       STOCK      OPTIONS/      LTIP      COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR    SALARY($)    BONUS($)   COMPENSATION($)  AWARD(S)($)    SARS(#)    PAYOUTS($)       ($)
--------------------------- ------  -----------  ---------  ----------------  -----------  ----------  -----------  ------------

Richard H. Walker (2)        1998   244,528(1)                                                    --
President, Chief Executive   1997   244,803(1)                                               200,000
Officer & Director

Paul Spindler (3)            1998   135,475(1)                                                    --
Executive Vice President,    1997   162,550(1)                                               200,000
Chairman of the Board of
Director and Secretary

N. Douglas Mazza (4)         1998   175,000                                                       --
Senior Vice President and    1997     7,400                                                  100,000
Chief Operating Officer

Michael S. Shimada (5)       1998   103,365                                                  200,000
Vice President and Chief     1997        --                                                       --
Financial Officer

------------------
(1) Includes compensation reported to the Internal Revenue Service as compensation for the use of automobiles leased by the Company for Mr. Walker and Mr. Spindler.
(2) Mr. Walker was terminated as President and Chief Executive Officer on January 18, 1999.
(3) Mr. Spindler resigned November 1, 1998 as Executive Vice President and signed a one year consulting contract. Mr. Spindler was paid $15,980 for investor relations consulting services.
(4) Mr. Mazza resigned from the Company on January 15, 1999.
(5) Mr. Shimada joined the Company in February 1998.

     The following table sets forth certain information concerning grants of stock options to each of the Company's executive officers named in the Summary Compensation Table during the year ended December 31, 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                                                         % OF TOTAL
                             NUMBER OF SECURITIES       OPTIONS/SARS         EXERCISE
                                  UNDERLYING             GRANTED TO           OR BASE
                                 OPTIONS/SARS           EMPLOYEES IN           PRICE                EXPIRATION
           NAME                  GRANTED(#)(1)           FISCAL YEAR         ($/SH)(2)                 DATE
---------------------------  --------------------  --------------------  --------------------  --------------------

Richard H. Walker                        --                  --                  --                    --

Paul Spindler                            --                  --                  --                    --

N. Douglas Mazza                         --                  --                  --                    --

Michael S. Shimada                  200,000                                      3.1875              02/27/08

------------------
(1) All options vest and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant.

    OPTION EXERCISES. No options were exercised by any of the Company's executive officers named in the Summary Compensation Table during the year ended December 31, 1998.

    The following table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1998.


                       AGGREGATED OPTION/SAR EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES
                                                                             NUMBER OF
                                                                             SECURITIE               VALUE OF
                                                                             UNDERLYING         UNEXERCISED IN-THE-
                                                                             UNEXERCISED              MONEY
                                                                           OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                              FY-END(#)             FY-END($)

                              SHARE ACQUIRED ON                              EXERCISABLE/          EXERCISABLE/
          NAME                   EXERCISE(#)         VALUE REALIZED($)      UNEXERCISABLE         UNEXERCISABLE
---------------------------  --------------------  --------------------  --------------------  --------------------

Richard H. Walker                        --                     --          55,363/105,487              --/--
                                         --                     --          44,638/94,512               --/--

Paul Spindler                            --                     --          55,363/105,487              --/--
                                         --                     --          44,638/94,512               --/--

N. Douglas Mazza                         --                     --          25,000/75,000               --/--

Michael S. Shimada                       --                     --              --/200,000              --/--

COMPENSATION OF DIRECTORS

         The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but the Company has and will continue to pay the expenses of its directors incurred in attending Board and committee meetings. In addition, pursuant to the terms of the Company's Equity Participation Plan (the "Stock Option Plan"), each non-employee director of the Company will be granted options to purchase shares of the Company's Common Stock, at an exercise price equal to the fair market value of a share of Common Stock as of the date of the option grant. Persons who were non-employee directors as of the date of the initial public offering of the Company's Common Stock on November 13, 1996 received an option to purchase ten thousand (10,000) shares of Common Stock on each of the following dates: (i) the date of the initial public offering, (ii) the date of the second annual meeting of the Company's stockholders following the initial public offering, at which the director was reelected to the Board and (iii) the date that the director is reelected to the Board at each subsequent annual meeting of stockholders. Persons who are elected as non-employee directors after the date of the initial public offering of the Company receive an option to purchase ten thousand (10,000) shares of Common Stock on the following dates: (i) the date of such election to the Board, (ii) the date of the second annual meeting following such meeting at which the director was reelected to the Board and (iii) the date that the director is reelected to the Board at each subsequent annual meeting of stockholders. All options granted to non-employee directors under the Stock Option Plan become exercisable in annual installments of twenty-five percent (25%) on each of the first, second, third and fourth anniversaries of the option grant.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         The Company had entered into employment agreements with its Chief Executive Officer, Richard H. Walker and its Executive Vice President, Paul Spindler, each containing confidentiality provisions and covenants not to compete. In addition, both employment agreements have clauses providing for payment of the amount of unpaid salary that would have been due through the expiration of the term of the agreement in the event that the agreement is terminated due to death or disability. In the event of termination of either agreement for cause, salary shall be paid through the date of termination. Mr. Walker's employment was terminated for cause by the Board of Directors on January 18, 1999 and was paid through the date of termination. On February 17, 1999, Mr. Walker resigned from the Board of Directors. Mr. Spindler resigned as Executive Vice President on November 1, 1998, at which time the Company, approved by the Board of Directors entered into a one year $100,000 consulting contract for investor relation services. For the first year the fee is guaranteed and renewable with the approval of the Company's Board of Directors. In addition, to the fee, the Company pays one-half of a monthly car lease and reimbursement of reasonable business expenses.

         On October 30, 1997, the Company entered into an employment agreement with N. Douglas Mazza, Senior Vice President and Chief Operating Officer of the Company, whereby the Company agreed to pay Mr. Mazza a salary of One Hundred Eighty-Two Thousand Dollars ($182,000) per year beginning January 1, 1998. On January 15, 1999, Mr. Mazza resigned from the Company to accept a similar position at a non-profit organization.

         On January 18, 1998, the Company entered into an employment agreement with Michael S. Shimada, Vice President and Chief Financial Officer of the Company, whereby the Company agrees to pay Mr. Shimada a salary of One Hundred Twenty-Five Thousand Dollars ($125,000) per year beginning February 2, 1998. In addition, Mr. Shimada was awarded incentive stock options to purchase one hundred thousand (100,000) shares of Common Stock of the Company and additional incentive and nonqualified stock options to purchase one hundred thousand (100,000) shares of Common Stock of the Company if Mr. Shimada meets mutually agreed upon goals which were met during 1998. The agreement contains a clause guaranteeing a severance payment provided that Mr. Shimada has been employed for one (1) year and is terminated for reason other than cause, the severance payment shall be equal to eighteen (18) weeks' salary.


         The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1998, no provision for bonus payments were made for these certain employment agreements due to the fact that that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $2,019,455 at December 31, 1998 excluding bonus contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1998, as amended in March 1999 was $246,573. At December 31, 1998, the Company has accrued $103,754 for future payment under this contract.

         The Company has a independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 1998, as amended in March 1999 was $280,847.

REPRICING OF OPTIONS.

On September 11, 1997, the Board of Directors approved a repricing of all outstanding stock options held by employees, officers, board members and non-employee service providers with a new exercise price of $2.875, the closing market price on that date, as reported on the Nasdaq SmallCap Market. The Board of Directors approved the repricing because it believes that equity interests are a significant factor in the company's ability to retain directors, executive officers and employees, by providing an incentive to all such personnel to devote their utmost effort and skill to the advancement and betterment of the Company through their participation in the success and increased value of the Company. Following the grant of such options, however, the price per share of the Company's Common Stock declined to an amount less than the exercise price of the options. The Board of Directors believed, that as a result of this decline, the options granted would not have the desired motivational effect on the optionees. Accordingly, the Board of Directors approved the repricing as a means of ensuring that such optionees have a meaningful equity interest in the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 26, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director and nominee of the Company; (iii) each of the Company's executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. The Company had 6,920,519 shares outstanding at February 26, 1999.

                                                    SHARES BENEFICIALLY OWNED
                                                 -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)                         PERCENTAGE
                                                     NUMBER         OUTSTANDING
                                                 --------------    -------------

Richard H. Walker(3)                                  820,477            11.7%
Paul Spindler(4)                                      795,478            11.3
N. Douglas Mazza (5)                                   25,000             *
Michael S. Shimada (6)                                 60,000             *
Larry Cohen(7)                                        896,178            12.7
Dr. Jack Borsting(8)                                   52,595             *
Peter Stranger (9)                                     30,000             *
All directors and executive officers as             2,679,728            36.2
a group (7 persons)(10)

------------------
*   Less than one percent of the outstanding shares of Common Stock.

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
(2) Unless otherwise indicated below, the address of each person is c/o the Company at 5000 Birch Street, Suite 205, Newport Beach, California 92660.
(3) Amount includes: (i) 710,477 shares held of record by the Walker Trust, which are beneficially owned by Mr. Walker, former President, Chief Executive Officer and a director of the Company and (ii) 100,000 shares subject to options and 10,000 warrants exercisable within 60 days of February 26, 1999.
(4) Amount includes: (i) 695,478 shares held of record by the Spindler Trust, which are beneficially owned by Mr. Spindler, former Chairman of the Board, Executive Vice President and Secretary of the Company and (ii) 100,000 shares subject to options exercisable within 60 days of February 26, 1999.
(5) Represents 25,000 shares subject to options exercisable within 60 days of February 26, 1999.
(6) Includes 50,000 shares subject to options exercisable within 60 days of February 26, 1999.

(7) Amount includes (i) 740,478 shares held of record by East Ocean, which are beneficially owned by Mr. Cohen, the Chairman of the Board and Acting Executive Officer of the Company; (ii) 33,200 shares and 5,000 shares underlying warrants which are exercisable within 60 days of February 26, 1999, and which are held by Donna Cohen, wife of Mr. Cohen; and (iii) 117,500 shares subject to options and warrants exercisable within 60 days of February 26, 1999.
(8) Includes 40,000 shares subject to options exercisable within 60 days of February 26, 1999.
(9) Includes 30,000 shares subject to options exercisable within 60 days of February 26, 1999.
(10) Includes 462,500 shares subject to options exercisable within 60 days of February 26, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company was incorporated on April 3, 1996, and in connection with its initial capitalization issued an aggregate of 2,648,745 shares of Common Stock for $.007 per share in the following manner: (i) 785,794 shares were issued to East Ocean Limited Partnership ("East Ocean"), an investor affiliated with Lawrence Cohen; (ii) 732,819 shares were issued to the Walker Family Trust, an investor affiliated with Richard H. Walker; (iii) 732,820 shares were issued to the Spindler Family Trust dated February 1, 1994, an investor affiliated with Paul Spindler; and (iv) the remaining 397,312 shares were issued to two other stockholders of the Company. In August 1996, East Ocean transferred 17,658 shares to each of the Walker Trust and the Spindler Trust for $.007 per share.

         Up to April 1998, the Company purchased insurance coverage through an insurance broker who is the brother-in-law of Mr. Walker. The Company paid premiums totaling $73,845 for the year ended December 31, 1997 for insurance coverage expiring at various dates through November 1998.

         On June 3, 1996 and in connection with a private placement of the Company's Common Stock, the Company issued 105,950 shares to Dr. Thomas Lutri, a director of the Company at the time of the issuance, at a price of $0.94 per share. On June 28, 1996, the Company issued 13,243 shares to Mr. Maurice Johnson, Vice President of the Company at the time of the issuance, and on July 1, 1996, the Company issued 10,595 shares to Dr. Jack Borsting, a director of the Company, in each case at a price of $0.94 per share. The Board of Directors of the Company determined the price of the shares issued to Messrs. Lutri, Johnson and Borsting based on the then current financial condition of the Company and the per share price for such shares equaled the price per share of Common Stock issued on June 28, 1996, to third parties in connection with the private placement of the Company's Common Stock.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS

         The financial statements listed on the index to financial statements on page 34 are filed as part of this Form 10-KSB.


(a) 3 (b). EXHIBITS

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

                         EXHIBIT
                         NUMBER                      DESCRIPTION
                         -------                    -----------
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
                                       No. 333-5570-LA).

                         EXHIBIT
                         NUMBER                      DESCRIPTION
                         -------                    -----------
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

                           11*         Statement of Computation of Per Share
                                       Earnings.

                           21*         List of Subsidiaries of the Company.

                         23.1*         Consent of Deloitte & Touche LLP.

                           27*         Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

    During the fourth quarter of the year covered by this report, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Bristol Retail Solutions, Inc. (Registrant)


                                     By  /S/ Lawrence Cohen
                                        -------------------
                                            Lawrence Cohen
                                            Chief Executive Officer and Director
                                     Date:  April 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                        TITLE                                       DATE
            ---------                                        -----                                       ----


/S/ Lawrence Cohen                           Chief Executive Officer and Director                   April 15, 1999
--------------------------------------       (Principal Executive Officer)
Lawrence Cohen


/S/ Michael S. Shimada                       Chief Financial Officer                                April 15, 1999
--------------------------------------       (Principal Accounting and Financial Officer)
Michael S. Shimada


/S/ Dr. Jack Borsting                        Director                                               April 15, 1999
--------------------------------------
Dr. Jack Borsting


/S/ Peter Stranger                           Director                                               April 15, 1999
--------------------------------------
Peter Stranger

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         BRISTOL RETAIL SOLUTIONS, INC.



                                                                            PAGE
                                                                            ----
    Independent Auditors' Report ..........................................  35

    Consolidated Balance Sheets
        as of December 31, 1998 and December 31, 1997......................  36

    Consolidated Statements of Operations and Comprehensive Operations
        for the years ended December 31, 1998 and December 31, 1997 .......  37

    Consolidated Statements of Stockholders' Equity
        for the years ended December 31, 1998 and December 31, 1997 .......  38

    Consolidated Statements of Cash Flows
        for the years ended December 31, 1998 and December 31, 1997........  39

    Notes to Consolidated Financial Statements.............................  41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Bristol Retail Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Bristol Retail Solutions, Inc. (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol Retail Solutions, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 26, 1999 (April 15, 1999 as to Note 13)

                         BRISTOL RETAIL SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                              DECEMBER 31,

                                                                                                         1998              1997
                                                                                                    --------------    --------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                       $     146,235     $     349,461
    Accounts receivable, net of allowance for doubtful accounts of $524,356
       and $382,990 at December 31, 1998 and 1997                                                       5,526,037         3,202,787
    Inventories, net                                                                                    4,773,366         3,314,029
    Prepaid expenses and other current assets                                                             384,068           422,860
    Current portion of note receivable                                                                    153,153           144,380
                                                                                                    --------------    --------------
     Total current assets                                                                              10,982,859         7,433,517

Property and equipment, net                                                                               844,645           759,725
Intangible assets, net of accumulated amortization of $532,223
      and $265,801 at December 31, 1998 and 1997                                                        4,538,778         4,160,964
Note receivable - noncurrent portion                                                                      185,771           293,839
Capitalized software development costs, net                                                               375,768           243,554
Other assets                                                                                              356,816           553,563
                                                                                                    --------------    --------------
     Total assets                                                                                   $  17,284,637     $  13,445,162
                                                                                                    ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                                           $   3,230,266     $   1,693,673
    Accounts payable                                                                                    3,885,815         1,893,589
    Accounts payable to related party                                                                          --           133,701
    Accrued salaries, wages and related benefits                                                          970,351           775,628
    Accrued expenses                                                                                      436,807           540,703
    Deferred service revenue                                                                            1,847,563         1,596,296
    Customer advances                                                                                     572,105           399,758
    Income taxes payable                                                                                   98,138            63,229
    Current portion of note payable to related party                                                       48,615                --
    Current portion of long-term debt                                                                      17,190            54,110
    Current portion of capital lease obligations                                                           51,802            19,264
                                                                                                    --------------    --------------
     Total current liabilities                                                                         11,158,652         7,169,951

Note payable to related party - noncurrent portion                                                         21,385                --
Long term debt                                                                                             53,647                --
Capital lease obligation - noncurrent portion                                                              89,873            14,827
Other long-term liabilities                                                                               103,754            66,998

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value:
       4,000,000 shares authorized; Series A Convertible Preferred Stock; no
       shares issued or outstanding                                                                            --                --
    Common stock, $.001 par value: 20,000,000 shares authorized; 6,920,519 and
       6,915,519 shares issued and outstanding at December 31, 1998; 5,548,510
       and 5,543,510 shares issued and outstanding at December 31, 1997                                     6,920             5,548
    Additional paid-in-capital                                                                         13,185,210        11,287,695
    Accumulated deficit                                                                                (7,310,179)       (5,075,232)
                                                                                                    --------------    --------------
                                                                                                        5,881,951         6,218,011
Less 5,000 shares of treasury stock, at cost                                                              (24,625)          (24,625)
                                                                                                    --------------    --------------
     Total stockholders' equity                                                                         5,857,326         6,193,386
                                                                                                    --------------    --------------
     Total liabilities and stockholders' equity                                                     $  17,284,637     $  13,445,162
                                                                                                    ==============    ==============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS


                                                                                                        Years Ended December 31,
                                                                                                         1998              1997
                                                                                                    --------------    --------------
Revenue:
       System sales and installation                                                                $  20,784,514     $  13,501,805
       Service and supplies sales                                                                      11,412,194         7,586,682
                                                                                                    --------------    --------------
Net revenue                                                                                            32,196,708        21,088,487
Cost of revenue:
       System sales and installation                                                                   13,792,274         8,862,489
       Service and supplies sales                                                                       8,250,884         5,830,955
                                                                                                    --------------    --------------
Total cost of revenue                                                                                  22,043,158        14,693,444
                                                                                                    --------------    --------------

Gross margin                                                                                           10,153,550         6,395,043

Operating expenses:
       Selling, general and administrative expenses                                                    11,228,011         8,955,793
       Research and development costs                                                                     738,508           554,076
       Goodwill writedown                                                                                      --         1,871,471
                                                                                                    --------------    --------------
Total operating expenses                                                                               11,966,519        11,381,340
                                                                                                    --------------    --------------

Operating loss                                                                                         (1,812,969)       (4,986,297)

Other income, net                                                                                        (100,540)          (20,190)
                                                                                                    --------------    --------------

Loss before income taxes                                                                               (1,712,429)       (4,966,107)
Provision for income tax                                                                                   19,349             2,500
                                                                                                    --------------    --------------
Net loss and comprehensive net loss                                                                 $  (1,731,778)    $  (4,968,607)
                                                                                                    ==============    ==============

Net loss                                                                                            $  (1,731,778)    $  (4,968,607)
Preferred stock accretion and dividends:
    Accretion related to Series A Convertible Preferred Stock                                            (241,916)               --
    Imputed dividends for Series A Convertible Preferred Stock                                           (227,589)               --
    Cumulative dividends for Series A Convertible Preferred Stock                                         (23,580)               --
                                                                                                    --------------    --------------
Net loss applicable to common stockholders                                                          $  (2,224,863)    $  (4,968,607)
                                                                                                    ==============    ==============

Basic and diluted net loss to common stockholders per share                                         $       (0.38)    $       (0.96)
                                                                                                    ==============    ==============

Basic and diluted weighted average common shares outstanding                                            5,826,839         5,198,156
                                                                                                    ==============    ==============




See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      PREFERRED STOCK                       COMMON STOCK                ADDITIONAL
                                                      ---------------                       ------------                 PAID-IN
                                                 SHARES             AMOUNT            SHARES            AMOUNT           CAPITAL
                                              --------------    --------------    --------------    --------------    --------------
Balance at January 1, 1997                               --     $          --         4,745,654     $       4,746     $   8,276,872
Compensation expense                                     --                --                --                --             8,021
Issuance of shares in connection
   with acquisitions                                     --                --           802,856               802         3,002,802
Purchase of treasury shares                              --                --                --                --                --
Net loss                                                 --                --                --                --                --
                                              --------------    --------------    --------------    --------------    --------------
Balance at December 31, 1997                             --                --         5,548,510             5,548        11,287,695

Issuance of shares under
   Employee Stock plan                                   --                --            20,392                21            52,438
Issuance of Preferred Stock                          10,000                10                --                --           758,074
Preferred stock accretion                                --                --                --                --           241,916
Imputed dividend on Preferred
   Stock                                                 --                --                --                --           227,589
Issuance of warrants to brokers                          --                --                --                --            69,500
Issuance of warrants to lender                           --                --                --                --            38,595
Conversion of Preferred Stock                       (10,000)              (10)        1,162,348             1,162              (492)
Issuance of shares in connection
   with acquisition                                      --                --           183,276               183           499,817
Stock dividend-Preferred Stock                           --                --             5,993                 6            10,078
Cash dividends-Preferred Stock                           --                --                --                --                --
Net loss                                                 --                --                --                --                --
                                              --------------    --------------    --------------    --------------    --------------
Balance at December 31, 1998                  $          --     $          --         6,920,519     $       6,920     $  13,185,210
                                              ==============    ==============    ==============    ==============    ==============

(CONTINUED)

                                                                        TREASURY STOCK
                                                ACCUMULATED             --------------
                                                  DEFICIT           SHARES           AMOUNT             TOTAL
                                              --------------    --------------    --------------    --------------
Balance at January 1, 1997                    $    (106,625)               --     $          --     $   8,174,993
Compensation expense                                     --                --                --             8,021
Issuance of shares in connection
   with acquisitions                                     --                --                --         3,003,604
Purchase of treasury shares                              --            (5,000)          (24,625)          (24,625)
Net loss                                         (4,968,607)               --                --        (4,968,607)
                                              --------------    --------------    --------------    --------------
Balance at December 31, 1997                     (5,075,232)           (5,000)          (24,625)        6,193,386

Issuance of shares under Employee
   Stock plan                                            --                --                --            52,459
Issuance of Preferred Stock                              --                --                --           758,084
Preferred stock accretion                          (241,916)               --                --                --
Imputed dividend on Preferred
   Stock                                           (227,589)               --                --                --
Issuance of warrants to brokers                          --                --                --            69,500
Issuance of warrants to lender                           --                --                --            38,595
Conversion of Preferred Stock                            --                --                --               660
Issuance of shares in connection
   with acquisition                                      --                --                --           500,000
Stock dividend-Preferred Stock                      (10,084)               --                --                --
Cash dividends-Preferred Stock                      (23,580)               --                --           (23,580)
Net loss                                         (1,731,778)               --                --        (1,731,778)
                                              --------------    --------------    --------------    --------------
Balance at December 31, 1998                  $  (7,310,179)           (5,000)    $     (24,625)    $   5,857,326
                                              ==============    ==============    ==============    ==============


See accompanying notes to consolidated financial statement

                                                    BRISTOL RETAIL SOLUTIONS, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         YEAR ENDED DECEMBER 31
                                                                                                         1998              1997
                                                                                                    --------------    --------------
Cash flows from operating activities:
   Net loss                                                                                         $  (1,731,778)    $  (4,968,607)
   Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
         Depreciation                                                                                     283,566           207,613
         Amortization                                                                                     559,389           415,854
         Provision for doubtful accounts                                                                  245,952           231,984
         Provision for excess and obsolete inventories                                                     40,000           494,863
         Stock compensation expense                                                                            --             8,021
         Goodwill write-down                                                                                   --         1,871,471
         Changes in operating assets and liabilities, net of effect of acquisitions:
              Accounts receivable                                                                      (2,244,609)         (289,471)
              Inventories                                                                                (554,197)         (240,234)
              Prepaid expenses and other assets                                                          (268,212)         (123,099)
              Accounts payable                                                                          1,610,000            (9,956)
              Other accrued expenses                                                                        5,801           313,284
              Deferred service revenue                                                                     99,623           152,196
              Customer advances                                                                           127,176           (38,659)
              Other long-term liabilities                                                                  36,756            32,969
                                                                                                    --------------    --------------

Net cash used in operating activities:                                                                 (1,790,533)       (1,941,771)

Cash flows from investing activities
       Cash paid for acquisitions, net of cash acquired                                                  (562,305)       (3,007,701)
       Cash paid for rescinded acquisition                                                                     --        (1,100,000)
       Cash received from rescinded acquisition                                                                --           250,000
       Receivables from rescinded acquisition                                                              97,335
       Purchases of property and equipment                                                               (137,768)         (207,606)
                                                                                                    --------------    --------------

Net cash used in investing activities                                                                    (602,738)       (4,065,307)

Cash flows from financing activities
       Repayment of capital lease obligations                                                             (39,105)          (27,817)
       Issuance (repayment) of note payable to related party                                               70,000           (47,922)
       Net borrowings on line of credit                                                                 1,353,845         1,005,232
       Repayment of long-term debt                                                                        (51,148)          (24,003)
       Issuance of preferred stock, net of offering costs                                                 827,574                --
       Payment of cash dividends-preferred stock                                                          (23,580)               --
       Issuance (repurchase) of common stock                                                               52,459           (24,625)
                                                                                                    --------------    --------------

Net cash provided by financing activities                                                               2,190,045           880,865
                                                                                                    --------------    --------------

Net decrease in cash and cash equivalents                                                                (203,226)       (5,126,213)
Cash and cash equivalents at beginning of period                                                          349,461         5,475,674
                                                                                                    --------------    --------------
Cash and cash equivalents at end of period                                                          $     146,235     $     349,461
                                                                                                    ==============    ==============

Supplemental disclosures of cash flow information:
Cash paid for interest                                                                              $     330,830     $     111,082
                                                                                                    ==============    ==============

Cash paid for income taxes                                                                          $      21,089     $      40,410
                                                                                                    ==============    ==============

Supplemental disclosure of non-cash transactions:
Capital lease obligations and notes payable to finance capital assets                               $     203,823     $          --
                                                                                                    ==============    ==============

Inventory received in payment of rescinded acquisition receivable                                   $     250,000     $      68,509
                                                                                                    ==============    ==============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental disclosures of cash flow information (continued):

The Company issued common stock and cash in connection with certain business combinations completed during the years ended December 31, 1998 and 1997. The fair values of the assets acquired and the liabilities assumed at the dates of the respective acquisitions are presented as follows:

Supplemental disclosures of non-cash investing and financing activities:


                                                                                Year Ended December 31,
                                                                              1998                     1997
                                                                     ----------------------   ----------------------
Acquisitions:
       Fair value of assets acquired                                 $           1,880,861     $          9,280,347
       Liabilities assumed                                                        (748,556)              (3,269,042)
                                                                     ----------------------   ----------------------
       Net assets acquired                                                       1,132,305                6,011,305
       Common stock issued                                                        (500,000)              (3,003,604)
       Note payable                                                                (70,000)                      --
                                                                     ======================   ======================
          Cash paid for acquisition, net of cash acquired            $             562,305     $          3,007,701
                                                                     ======================   ======================

On June 1, 1997, the Company transferred certain land, buildings and building improvements acquired as part of the EBM acquisition, with a fair value of $381,000, and certain loans aggregating $381,000, assumed as part of the EBM acquisition, to the former owner of EBM.


       Warrants issued in connection with line of credit             $              38,595    $                  --
                                                                     ======================   ======================

       Warrants issued in connection with sale of preferred stock    $              69,500    $                  --
                                                                     ======================   ======================

Non-cash transactions relating to Series A Convertible Preferred
Stock:

       Preferred Stock Accretion recorded to increase Series A
       Preferred Stock to redemption value                           $             241,916    $                  --
                                                                     ======================   ======================
       Imputed Dividend on Series A Convertible Preferred Stock
       recorded for value of beneficial conversion feature           $             227,589    $                  --
                                                                     ======================   ======================
       Preferred stock dividend                                      $              10,084    $                  --
                                                                     ======================   ======================
       Preferred stock conversion                                    $                 660    $                  --
                                                                     ======================   ======================




See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS

         Bristol Retail Solutions, Inc. (the Company, formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the State of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. As of December 31, 1998, the Company has completed seven acquisitions. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service agreements. Sales and service operations are located in various states throughout the western and midwestern United States.

BASIS OF PRESENTATION

         The accompanying consolidated December 31, 1998 financial statements include the accounts of Bristol Retail Solutions, Inc. (the Company) and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc., (PCR); and Quality Business Machines (QBM) from the date of acquisition. The accompanying consolidated December 31, 1997 financial statements include the accounts of the Company and its wholly-owned subsidiaries CRI and ARS, MicroData, EBM, Smyth and PCR from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

         The Company's acquisitions were accounted for in the Company's consolidated financial statements as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase prices were allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $644,000 and $6,298,000, (SEE NOTE 2, GOODWILL WRITE-DOWN) to excess of cost over net assets acquired in 1998 and 1997, respectively. The results of the Acquisitions are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. Accordingly, the financial statements for the period subsequent to the Acquisitions are not comparable to the financial statements for the periods prior to the Acquisitions (SEE NOTE 3, ACQUISITIONS).

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year information to conform with the current year presentation.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed principally by accelerated methods for income tax and straight-line basis for financial reporting purposes over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease using the straight-line basis.

INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill which represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives of 15 years and 20 years. SEE
NOTE 2 FOR GOODWILL WRITE-DOWN.

LONG-LIVED ASSETS

         The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred by assessing their net realizable values based on estimated cash flows over their remaining useful lives. Based on its most recent analysis, the Company believes that no impairment exists at December 31, 1998.

PREPAID LICENSE FEES

         The Company has prepaid amounts to a related party for certain software license agreements. These amounts will be amortized as the licenses are sold. The Company had prepaid license fees of $102,750 as of December 31, 1998 and 1997 which are included in other assets.

REVENUE RECOGNITION

         The Company recognizes revenue for systems revenue upon shipment and completed installation at which time there are no other significant vendor obligations. Hardware sales are recognized as revenue upon shipment as there are no other significant vendor obligations. Training and other services are recognized as revenue when such items are delivered. Revenue from maintenance contracts is recognized ratably over the term of the agreement.

         Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." Pursuant to SOP 97-2, software revenue is recognized on sales contracts when all of the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are insignificant. For those contracts that include a combination of software, hardware and/or services, revenue is allocated among the different elements based on Company-specific evidence of fair value of each element. Revenue allocated to software and hardware is recognized as the above criteria are met. Revenue allocated to services is recognized as services are performed and accepted by the customer or, for maintenance agreements, ratably over the life of the related contract.

SOFTWARE DEVELOPMENT COSTS

         As a systems integrator, the Company provides its customers with turnkey software solutions including proprietary software products exclusively for application to retail operations. Purchased software, which generally has alternative future uses, is included in other assets and amortized, using the straight-line method, over the estimated economic life of the software of three to five years. Unamortized purchased software costs at December 31, 1998 and related amortization expense for the year then ended were not material.

         The costs of internal development of proprietary software are expensed as research and development costs until technological feasibility is established, pursuant to generally accepted accounting principles. For the years ended December 31, 1998 and 1997, the Company had $376,000 and $243,000, respectively, of capitalized internal software development costs. Commencing upon initial product release, these costs are amortized using the straight-line method over the estimated useful life of three years. For the year ended December 31, 1998, the Company recorded $34,000 of amortization of capitalized software costs. Amortization of capitalized costs is included in cost of revenues in the accompanying consolidated statement of operations. No software development costs were amortized during the year ended December 31, 1997.

COMPANY LIFE INSURANCE

         The Company's owned wholly-owned subsidiaries purchased life insurance policies on the lives of certain key employees. All premiums are paid by the Company. For the year ended December 31, 1998, the Company received life insurance benefits of $504,000. Amount is included in other income, net.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's cash, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity period of time between origination of the instruments and their expected realization. The fair value of debt approximated its carrying amount at the balance sheet date based on rates currently available to the Company for debt with similar terms and remaining maturities.

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

STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees (see NOTE 9 STOCKHOLDERS EQUITY).

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



   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                     Net Loss          Shares           Per-Share
                                                                                    (Numerator)     (Denominator)         Amount
                                                                                  --------------    --------------    --------------
   BASIC AND DILUTED LOSS PER SHARE
   Net loss                                                                       $  (1,731,778)
   Accretion related to Series A Convertible Preferred Stock                           (241,916)
   Imputed dividends for Series A Convertible Preferred Stock                          (227,589)
   Cumulative dividends for Series A Convertible Preferred Stock                        (23,580)
                                                                                  --------------

   BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                                    $  (2,224,863)        5,826,839     $       (0.38)

   Effect of Dilutive Securities                                                             --                --
                                                                                  --------------    --------------

   DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE                                  $  (2,224,863)        5,826,839     $       (0.38)
                                                                                  ==============    ==============    ==============

   FOR THE YEAR ENDED DECEMBER 31, 1997

   BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                                    $  (4,968,607)        5,198,156     $       (0.96)

   Effect of Dilutive Securities                                                             --                --
                                                                                  --------------    --------------

   DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE                                  $  (4,968,607)        5,198,156     $       (0.96)
                                                                                  ==============    ==============    ==============

         Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options to purchase 1,539,000 shares of common stock at prices ranging from $0.91 to $3.188 per share and warrants to purchase 1,106,312 shares of common stock at prices ranging from $3.26 to $8.70 per share, were not included in the computation of Diluted loss per share because such inclusion would have been antidilutive for the year ended December 31, 1998. Common stock equivalents, which consist of stock options to purchase 1,405,000 shares of common stock at prices ranging from $2.875 to $3.163 per share and warrants to purchase 906,250 shares of common stock at prices ranging from $6.00 to $8.70 per share, were not included in the computation of Diluted loss per share because such inclusion would have been antidilutive for the year ended December 31, 1997.

COMPREHENSIVE OPERATIONS

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. All periods have been restated to conform to SFAS No. 130.


SEGMENT DISCLOSURES

         In 1998, the Company implemented SFAS 131, "Disclosures about Segment of an Enterprise and Related Information." SFAS No.131 establishes standards for reporting information about operating segments and related disclosures about products, geographics and major customers. As the Company operates in one product line and geographic region, the Company determined that there is no separate segment disclosures necessary at December 31, 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2000, but earlier adoption is permitted. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity.


2. GOODWILL WRITE-DOWN.

         During the fourth quarter of 1997, the Company determined that certain amounts recorded for goodwill from prior acquisitions was impaired and were no longer recoverable. Such determination was made on an analysis of each acquisition's projected revenues, profits and undiscounted future cash flows at the date of acquisition compared to actual and projected revenues, profit or loss and undiscounted future cash flows as of December 31, 1997. For the purposes of this analysis, each subsidiary was identified as a separate asset group as each subsidiary is independent. From this analysis, an estimate was made as to the amount of goodwill which could be recoverable from future operations. This estimate was compared to the recorded amounts of goodwill at December 31, 1997 and a write-down was recorded for the difference.

         The total goodwill write-down recorded separately in the accompanying statement of operations, was approximately $1,871,000 which consisted of $1,442,000 related to Smyth, $419,000 related to CRI and $10,000 related to other subsidiaries.

         The goodwill write-downs are primarily due to fourth quarter decisions by the Company based on operating losses and lack of sales growth at both Smyth and CRI. Prior to the time of the acquisition, Smyth Systems had begun a marketing effort to penetrate the apparel and sporting goods markets. These markets were expected to grow rapidly and represented the major reason that the Company paid a purchase price in excess of book value for Smyth which was allocated to goodwill at the acquisition date. However, by mid-fourth quarter of 1997, it was apparent that Smyth was not able to penetrate these markets due to lack of sales caused by an insufficient product line and that the costs to successfully sell into these markets were not reasonable given Smyth's operating losses. As a result, in the fourth quarter, a decision was made to discontinue the sales, marketing and promotional activities to penetrate these markets and a goodwill impairment charge was recorded.

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

         After such write-downs, the Company believes that the remaining goodwill amounts recorded for each subsidiary are recoverable over the remaining amortization periods.

3. ACQUISITIONS.

         During 1998 and 1997, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

         On April 1, 1997, the Company, through its wholly-owned subsidiary CRI, acquired all of the outstanding common stock of MicroData, a POS dealer with operations in Illinois and Kentucky, for consideration of $98,000 in cash, including $19,000 of acquisition costs, and 11,415 shares of non-registered, restricted common stock of the Company, valued at approximately $136,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $155,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On May 29, 1997, the Company acquired Smyth for consideration of $2,369,000 in cash, including $20,000 of acquisition costs, and 569,408 shares of non-registered, restricted common stock of the Company, valued at approximately $2,064,000 at the acquisition date. Smyth operates through two divisions which provide VAR systems to customers throughout the United States and POS systems to customers in Southern California and Ohio. The excess of purchase price over the fair values of the net assets acquired was $3,328,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On June 6, 1997, the Company, through its wholly-owned subsidiary CRI, acquired EBM, a POS dealer with operations in Indiana and Kentucky, for consideration of $483,000 in cash, including $62,000 of acquisition costs, and 147,033 shares of non-registered, restricted common stock of the Company, valued at approximately $579,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $838,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On August 5, 1997, the Company acquired all of the outstanding common stock of PCR, a POS dealer with operations in Northern California, for consideration of $165,000 in cash, including $13,000 of acquisition costs, and 75,000 shares of non-registered, restricted common stock of the Company, valued at approximately $225,000 at the acquisition date. The excess of purchase price over the fair values of the net assets acquired was $260,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         On May 8, 1998, the Company, through its wholly-owned subsidiary ARS, acquired all of the outstanding common stock of QBM, a POS dealer with operations in Sacramento, California, for consideration of $564,000 in cash, including $26,000 of acquisition costs; 183,276 shares of restricted common stock of the Company, valued at approximately $500,000 at the acquisition date; and a promissory note in the principal amount of $70,000 at an interest rate of 8.5%. The excess of purchase price over the fair values of the net assets acquired was $644,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

         The purchase prices have been allocated to the assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition (SEE SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION).

         The following presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 1997 as if the CRI, ARS, Smyth and EBM acquisitions had been consummated on January 1, 1997, and includes certain pro forma adjustments resulting from the acquisitions. Pro forma adjustments for the year ended December 31, 1997, consist solely of adjustments to reflect an increase in goodwill amortization expense related to the Smyth and EBM acquisitions. There is no pro forma disclosure for 1998, as the QBM acquisition was not significant to the consolidated operations of the Company.


                                                                       YEAR
                                                                      ENDED
                                                                   DECEMBER 31,
                                                                  1997 PRO FORMA
                                                                   AS ADJUSTED
                                                                  --------------
          Net revenue                                             $  26,882,849
          Net income (loss)                                          (5,153,593)
          Basic and diluted net income (loss) per share                   (0.94)
          Shares used in computing basic and dilute
             net income (loss) per share                              5,491,352




         The unaudited pro forma consolidated results of operations are presented for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred on January 1, 1997 or the results which may occur in the future.

         On May 9, 1997, pursuant to a merger agreement dated April 30, 1997, the Company acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida, for consideration of $1,192,000 in cash, including $92,000 of acquisition costs, and 130,434 shares of non-registered, restricted common stock of the Company, valued at approximately $750,000. On July 23, 1997, the Company entered into a Rescission Agreement whereby the merger agreement and all of the transactions contemplated thereunder were rescinded in their entirety effective as of April 30, 1997. In accordance with the Rescission Agreement, (i) all of the 130,434 shares of common stock have been returned to the Company and canceled; (ii) the shareholder of ISE has refunded to the Company $250,000 in cash; (iii) the shareholder of ISE has delivered to the Company a promissory note in the amount of $350,000 bearing interest at 8.5% to be paid in thirty equal monthly installments commencing in January 1998; (iv) the shareholder of ISE will from time to time make monthly transfers of finished goods inventory to the Company, with an aggregate market value of up to $250,000; and (v) a consulting agreement has been executed by the shareholder of ISE to provide consulting services to the Company through December 31, 2001 for a fee of $250,000, which fee has been prepaid by the Company. In the accompanying balance sheet, the $350,000 promissory note is included in notes receivable, net of payments received of $97,000 at December 31, 1998; the $250,000 inventory receivable is included in other current assets, net of inventory received as of December 31, 1997 of $68,509 and $250,000 at December 31, 1998; and the $250,000
consulting agreement is included in other assets, net of accumulated amortization at December 31, 1997 of $36,000 and $54,000 at December 31, 1998. No revenues or expenses of ISE have been included in the accompanying statement of operations and all costs incurred related to the acquisition and the subsequent rescission have been expensed by the Company. The shares of common stock issued for the acquisition of ISE have been returned and cancelled are not included in the weighted average common shares outstanding used to compute the Company's basic and diluted net loss per share.

4. CONCENTRATIONS

         The Company sells its products primarily to quick-service restaurants, grocery stores and other retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have historically been minimal and such losses have been within management's expectations.

         For the years ended December 31, 1998 and 1997, there was no customer that accounted for more than 10% of sales. The Company purchases its hardware primarily from three main vendors. Sales of products from these vendors accounted for 27% and 32% of net revenue for the years ended December 31, 1998 and 1997, respectively.

5. INVENTORIES

         Inventories consist primarily of POS terminals, peripherals, paper and other supplies for resale to customers, as well as items to support maintenance contracts. Inventories held by revenue type were as follows:


                                                           DECEMBER 31,
                                                      1998             1997
                                                --------------    --------------
          Systems and installation inventories  $   3,820,084     $   2,417,472
          Services and supplies inventories           953,282           896,557
                                                --------------    --------------
                                                $   4,773,366     $   3,314,029
                                                ==============    ==============

         Included in services and supplies inventories at December 31, 1998 and 1997 is approximately $364,639 and $431,479, respectively, of used or refurbished parts and components which the Company has on hand to fulfill maintenance contract requirements. Due to the nature of the systems installed and the longevity of the systems in general, service may be provided for several years after sale, causing much of the refurbished inventories on hand to be composed of older items. During the fourth quarter of 1998 and 1997, the Company recorded a provision for excess and obsolete inventories of $40,000 and $451,182, respectively.

6. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                                           DECEMBER 31,
                                                      1998             1997
                                                --------------    --------------
          Furniture and equipment               $     965,604     $     673,251
          Automobiles                                 242,138           215,688
          Leasehold improvements                      114,108           107,685
                                                --------------    --------------
                                                    1,321,850           996,624
          Less accumulated depreciation and
            amortization                             (477,205)         (236,899)
                                                --------------    --------------
          Property and equipment, net           $     844,645     $     759,725
                                                ==============    ==============


7. SHORT-TERM BORROWINGS.

         On December 17, 1997, the Company entered into a new line of credit that provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; terms until December 31, 2000; and is collateralized by the Company's accounts receivable and inventory. Inelligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquiring or selling any assets over $50,000 excluding purchases of dealers; (ii) selling or transferring any collateral except for finished inventory in the ordinary course of business; (iii) selling inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (iv) incurring any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guaranteeing or otherwise become liable with respect to obligations of another party or entity; (vi) paying or declaring any dividend (except for dividends payable solely in stock); or (vii) making any changes in the Company's capital structure that would have a material adverse effect. In 1997, the Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $3,160,000 and $2,031,000 bearing interest at 9.75% and 10.25% at December 31,
1998 and 1997, respectively.

   At December 31, 1998 the Company was in compliance with the covenants on the line of credit.

8. COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities, equipment and vehicles under noncancelable capital leases and operating lease arrangements expiring in various years through 2008. Certain of the operating leases may be renewed for periods ranging from one to three years.



         Future annual minimum lease payments for noncancelable capital and operating leases at December 31, 1998 were:

                                                    CAPITAL         OPERATING
                                                    LEASES            LEASES
                                                --------------    --------------
      1999                                      $      74,634     $     867,999
      2000                                             52,937           582,751
      2001                                             40,618           394,573
      2002                                             12,389           327,943
      2003                                              8,260           325,522
      Thereafter                                           --           270,000
                                                --------------    --------------
      Total minimum lease payments                    188,838     $   2,768,788
                                                                  ==============
      Less amounts representing interest              (47,163)
                                                --------------
      Present value of minimum lease payments         141,675
      Current portion                                 (51,802)
                                                --------------
      Long-term capital lease obligations       $      89,873
                                                ==============

         Total rent expense under these operating leases was $907,579 for the year ended December 31, 1998, of which $80,274 was paid to a director of CRI, $180,760 to a officer of ARS and $81,613 paid to a officer of QBM. Rent expense for the year ended December 31, 1997 was $581,438, respectively, of which $48,000 was paid to a director of CRI and $173,760 was paid to a officer of ARS.

         The net book value of assets under capital leases at December 31, 1998 and 1997 was $143,280 and $28,967, respectively, and are included in property and equipment in the accompanying consolidated balance sheet.

         In connection with its move from its current location in London, Kentucky, CRI agreed in good faith to a new definitive lease regarding up to 12,000 square feet of office and warehouse space constructed by two officers and former owners of CRI. Terms of the lease is for 10 years and the rate is $6.00, $8.00, and $10.00 dollars per square foot for years one, two, and three through ten, respectively. The Company has agreed to guarantee these lease payments. The Company believes that the terms of the contract are equivalent or more favorable than those that would be obtained under an arm's-length transaction.

         In connection with the merger of ARS into the Company on December 31, 1996, an amended lease agreement was executed with the former owners of ARS, certain of whom are now officers of ARS, for the office facility which ARS currently occupies. The amended lease is at a monthly rate of $15,063 and expires in December 2003. The mortgage on this building is guaranteed by ARS. The mortgage balance outstanding at December 31, 1998 was $318,688.


EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1998, no provision for bonus payments were made for these certain employment agreements due to the fact that that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $2,019,455 at December 31, 1998 excluding bonus contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1998, as amended in March 1999 was $246,573. At December 31, 1998, the Company has accrued $103,754 for future payment under this contract.

         The Company has a independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 1998, as amended in March 1999 was $280,847.

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

         In September 1993, a judgement was entered in Bell Circuit Court, Kentucky, on behalf of James J. Kreuger, a former employee of CRI, against CRI and Coye D. King and Barbara King, former stockholders of CRI, in the amount of $107,726 and accrued interest. The judgement arises from an alleged partnership formed by the Kings and Mr. Kreuger, and is currently on appeal. The former stockholders of CRI have agreed to pay any and all amounts of the judgement in excess of $83,000; provided, however, that the Company can only collect such amounts from the former stockholders by offsetting amounts owed by CRI and/or the Company to such stockholders pursuant to (i) the new lease of the new London, Kentucky facility (discussed in "Business Item 2. Description of Properties") and (ii) bonus arrangements described in certain employment agreements between the Company and the Kings. At December 31, 1997, CRI had $83,000 accrued in connection with the lawsuit. In February 1998, CRI paid $50,213 as settlement of the Court of Appeals affirming the award of $31,950 plus interest of $18,263. The final remaining claim was settled in July 1998, where the Company paid $28,810 as agreed to above and the case was dismissed.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently determinable, and the Company believes that all or a substantial part of the damages, if any, would be covered by insurance. Other than the related legal fees, the Company has not made a provision for any liability in the accompanying consolidated financial statements.

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. and Cash Registers, Incorporated alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec. Et. Seq. The case is pending in the United States District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself.


9.       STOCKHOLDERS' EQUITY

     PREFERRED STOCK

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment was up to $2,000,000 and was to issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each were to close within thirty and ninety days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement are met. The Securities and Exchange Commission declared the registration statement effective on August 14, 1998. The Company incurred penalty fees of $50,000 due to the registration statement not being declared effective after 90 days following the closing date, pursuant to paragraph 2 (b) of the Registration Rights Agreement. As of December 31, 1998, the second and third installments have not been funded. Based on conditions required to be met in the purchase agreement, the Company does not expect that the two remaining installments will fund.

         The Preferred Stock is convertible by the holders into common stock of the Company at any time into a number of shares of common stock determined by dividing the issue price by the conversion price, which is defined to be 78% of the lowest five-day average closing bid price for the 25-day period prior to the date of the conversion notice. At no time shall the conversion price be greater than $3.26 (110% of the five-day average bid price prior to the date such shares were purchased). Each holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted. The Company cannot, without the vote or written consent of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, (i) redeem, purchase or otherwise acquire for value any share of the Series A Preferred Stock; (ii) redeem, purchase or otherwise acquire any of the Company's common stock; (iii) authorize or issue any other equity security senior to or on parity with the Series A Preferred Stock as to voting rights, dividend rights, conversion rights, redemption rights or liquidation preferences; (iv) declare or pay any dividend or make any distribution with regard to any share of common stock; (v) sell, convey, lease or otherwise dispose of all or substantially all of its property or business; liquidate, dissolve or wind up the Company's business; or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary); (vi) effect any transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, unless the Company's stockholders of record as constituted immediately prior to such transaction will, immediately thereafter, hold at least a majority of the voting power of the surviving or acquiring entity; (vii) permit any subsidiary to issue or sell any of its capital stock (except to the Company); (viii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; or (ix) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect the outstanding shares. In the event of any liquidation dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to any distributions to holders of common stock, an amount per share equal to $100 plus any declared but unpaid dividends.

         The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model and are exersicable at $3.26 per share. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and H D Brous & Co., Inc., as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model and are exercisable at $3.556 per share.

         The Preferred Stock was recorded at fair value on the date of issuance less issue costs. At any time after the date of issuance of the Preferred Stock, the Company may redeem some or all of the outstanding Preferred Stock. The Company recorded accretion of $241,916 to increase the carrying value to the redemption value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate which is less than the fair value of the common stock. Accordingly, the Company recorded as imputed dividends the value of the beneficial conversion feature of $227,589.

         As of December 31, 1998, 9,450 shares of the Preferred Stock were converted into 1,060,715 shares of common stock and the remaining 550 shares were redeemed by the Company in a separate agreement with H D Brous wherin the Company negotiated the conversion of the 550 shares of Preferred Stock into 101,633 shares of common stock for the amount of $70,762. In addition, the Company issued 5,993 shares in common stock valued at $10,084 representing the accrued but unpaid dividends on the preferred shares being converted. During 1998, the Company also paid cash dividends of $23,580 to the holders of the Preferred Stock.


WARRANTS

         At December 31, 1998 and 1997, the Company had outstanding 718,750 Class A Redeemable Common Stock Purchase Warrants (Warrants) that entitle each holder to purchase one share of common stock for $6.00 during a five-year period commencing December 12, 1997. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain circumstances. Commencing February 12, 1998, the Warrants are redeemable by the Company at $.01 per Warrant upon thirty-days' prior written notice, provided the closing bid price of the common stock shall have been at least $10.00 per share for the twenty consecutive trading days ending on the third day prior to the date of the notice of redemption.

         At December 31, 1998 and 1997, the Company had outstanding 125,000 Underwriters' Stock Warrants which entitle the holders thereof to purchase up to 125,000 shares of common stock at $8.70 per share. In addition, the Company had

62,500 Underwriters' Warrants entitling the holders to purchase up to 62,500 Warrants at $.125 per Warrant. The Warrants underlying the Underwriters' Warrants entitle the holders to purchase up to 62,500 shares of common stock at $8.70 per share. Both the Underwriters' Stock Warrants and the Underwriters' Warrants are exercisable during a four-year period commencing November 12, 1996. The Underwriters' Stock Warrants and Underwriters' Warrants contain antidilution provisions providing for adjustment upon the occurrence of certain events.

         In 1998, the Company issued to Coast Business Credit warrants to purchase 25,062 shares of common stock at an exercise price of $3.99 per share in connection with the $5,000,000 credit line. These warrants were valued by the Company at $39,000 using the Black-Scholes option pricing model and are being amortized as part of the debt issued costs in setting up the credit line. The warrants expire on December 16, 2002.

         Holders of the Company's warrants do not possess any rights as stockholders of the Company until they exercise their warrants and, accordingly, holders of the Company's warrants are not entitled to vote in matters submitted to the shareholders and are not entitled to receive dividends.


RESTRICTIONS ON PAYMENT OF DIVIDENDS

         The Company has not paid dividends on its common stock to date. Under its obligation, the Company has paid quarterly, cumulative dividends at a rate of six percent (6%) per annum of the issue price of the Series A Convertible Preferred Stock, payable, at the holders' option, in cash or in common stock at the conversion price of the Series A Convertible Preferred Stock. So long as any shares of Series A Convertible Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least 66-2/3% of the then outstanding shares of Series A Preferred Stock, voting together as a single class, declare or pay any dividend with regard to any share of common stock. (See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS). Additionally, the current line of credit does prohibit the Company from paying cash dividends and the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company obtained a waiver on the above Series A Preferred Stock. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends.


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

         During 1998, the Company issued 20,392 shares of common stock to its employees under the 1997 Employees Plan. No shares of common stock were issued to its employees in 1997 under the 1997 Employees Plan.


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

         On April 3, 1998, the Board of Directors amended the Stock Option Plan to increase the number of shares authorized to 3,450,000 from 2,450,000 shares of common stock. The increase was approved by the stockholders on May 15, 1998. At December 31, 1998, options to purchase 1,539,000 shares of common stock were outstanding at exercise prices ranging from $0.91 to $3.188 per share. All options vest at a rate of 25% per year commencing on the first anniversary of the grant date. On February 27, 1998, each of the independent directors were awarded 30,000 of options that vest immediately from the date of grant. No other stock-based awards have been offered under the Stock Option Plan.

         Of the options granted, 50,000 were granted to nonemployees and were accounted for at their fair value in accordance with SFAS No. 123. The remaining options were issued to employees and were accounted for in accordance with APB No. 25. SFAS No. 123 requires the calculation of pro forma information regarding net loss and net loss per share as if SFAS No. 123 had been adopted for options issued to employees.

         In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1998 and 1997: risk-free interest rates of 5.2%, and 5.8%, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 80%; and a weighted-average expected life of the options of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1998 and 1997 is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            1998              1997
                                                       --------------    --------------
 Reported net loss applicable to common stockholders   $  (2,224,863)    $  (4,968,607)
 Pro forma net loss                                    $  (2,399,602)    $  (5,395,970)
 Reported basic and diluted net loss per share         $       (0.38)    $       (0.96)
 Pro forma basic and diluted net loss per share        $       (0.41)    $       (1.04)

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


         Option activity under the Stock Option Plan is as follows:

                                                                WEIGHTED-AVERAGE
                                                   OPTIONS        EXERCISE PRICE
                                                --------------    --------------
     Outstanding - December 31, 1996                  418,166     $        3.00
     Granted                                        1,092,500              3.01
     Forfeited                                       (105,666)            (2.89)
                                                --------------

     Outstanding - December 31, 1997                1,405,000              3.02
     Granted                                          489,850              2.87
     Forfeited                                       (355,850)            (2.77)
                                                --------------

     Outstanding - December 31, 1998                1,539,000              2.97
                                                ==============

     Exercisable at end of period                     510,000     $        2.95
                                                ==============

     Weighted-average fair value of                               $        1.94
      options granted during the year

         The weighted-average remaining term of options outstanding as of December 31, 1998 is 7.6 years.

SHARES RESERVED FOR FUTURE ISSUANCE

         At December 31, 1998, 2,840,920 shares of common stock were reserved for future issuance in connection with outstanding warrants and the Company's incentive stock option and employee stock purchase plans.



This table summarizes information concerning currently outstanding and exercisable options:





                                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                                            WEIGHTED
                                                             AVERAGE         WEIGHTED                        WEIGHTED
                                            NUMBER          REMAINING        AVERAGE          NUMBER          AVERAGE
         RANGE OF EXERCISE PRICE          OUTSTANDING    CONTRACTUAL LIFE    EXERCISE       EXERCISABLE      EXERCISE
                                                                               PRICE                           PRICE
         $2.875-$3.163                       289,400              6.47          $3.00          144,700           $3.00
         $2.875-$3.125                       759,750              8.49          $3.02          189,937           $3.00
         $0.906-$3.188                       489,850              9.33          $2.87          175,363           $2.83
                                             -------                                           -------
         $0.906-$3.188                     1,539,000               7.6          $2.97          510,000           $2.95
                                           =========                                           =======

10. INCOME TAXES

         Significant components of the provision for income taxes are as follows:


                                                  YEAR ENDED        YEAR ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                                     1998              1997
                                                --------------    --------------
     Current:
         Federal                                $          --     $          --
         State                                         19,349             2,500
                                                --------------    --------------
     Total current                                     19,349             2,500

     Deferred:
         Federal                                     (675,040)       (1,118,651)
         State                                       (209,697)         (242,154)
         Change in valuation allowance                884,737         1,360,805
                                                --------------    --------------
     Total deferred                                        --                --
                                                --------------    --------------
     Provision for income taxes                 $      19,349     $       2,500
                                                ==============    ==============

         Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,

                                                     1998              1997
                                                --------------    --------------
       Deferred tax assets:
     Net operating loss                         $   1,684,216     $     744,699
     Inventories                                      231,042           309,180
     Allowance for doubtful accounts                  199,676           164,686
     Deferred revenue                                  51,919           103,839
     Accrued compensation                             134,460           114,941
     Other reserves and allowances                    139,159           134,983
                                                --------------    --------------

       Total deferred tax assets                    2,440,472         1,572,328

       Deferred tax liabilities:
     Tax over book depreciation                            --           (16,593)
                                                --------------    --------------

       Net deferred tax assets                      2,440,472         1,555,735

       Valuation allowance on net deferred
           tax assets                              (2,440,472)       (1,555,735)
                                                --------------    --------------
       Net deferred taxes                       $          --     $          --
                                                ==============    ==============

         The Company has recorded a valuation allowance against deferred tax assets as deemed necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. A portion of the valuation allowance relates to acquired temporary differences that, when realized, will be recorded as an adjustment to goodwill.

         At December 31, 1998, the Company has federal net operating loss carryforwards of $3,792,000 that begin to expire in the year 2011. Pursuant to
Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax provision is:


                                                            YEAR ENDED                          YEAR ENDED
                                                       DECEMBER 31, 1998                    DECEMBER 31, 1997
                                                    AMOUNT           PERCENT            AMOUNT             PERCENT
                                                --------------    --------------    --------------    --------------
         Tax at U.S. statutory rates            $    (599,350)            (35.0)%   $  (1,738,137)            (35.0)%
         State income taxes, net of
             federal tax benefit                     (183,041)            (10.7)         (258,238)             (5.2)
         Nondeductible goodwill                        93,248               5.5           741,541              14.9
         Change in valuation
             allowance                                884,737              51.7         1,360,805              27.4
         Officers' Life Insurance                    (184,924)            (10.8)              --                 --
         Other                                          8,679               0.5          (103,471)             (2.1)
                                                --------------    --------------    --------------    --------------
                                                $      19,349               1.2%    $       2,500               0.0%
                                                ==============    ==============    ==============    ==============

11.  EMPLOYEE BENEFIT PLAN

         The Company, on December 1, 1998 consolidated the wholly-owned subsidiaries Section 401(k) employees savings plans into the Bristol Profit Sharing Plan (the Plan). The Plan covers substantially all full-time employees who have worked for more than one year. Contributions are based on the profitability of the Company and are made at the sole discretion of the Company. There were $26,550 and 46,461 in discretionary contributions for the years ended December 31, 1998 and 1997, respectively.

12. RELATED PARTY TRANSACTIONS

         The Company had various transactions with related parties which were made in the normal course of business. A summary of these transactions is as follows:




                                                                                              YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                         1998              1997
                                                                                    --------------    --------------
          Cash register  purchases  from R.S.M.G , which has an officer of
             Smyth as an officer and member of its Board of Directors               $     588,814     $     421,746
          Note paid to RBC, Inc., a company owned by the president
              of CRI                                                                           --            40,000
          Rent paid to a director of CRI                                                   80,274            48,000
          Rent paid to Pollastro Properties, Inc., owned by the former
              owners of ARS certain of whom are now officers of ARS                       180,760           173,760




          Rent paid to Schroeter, owned by former owner of QBM is now
              an employee of QBM                                                           81,613                --
          Auto leases paid to ARS Leasing Co, owned by an officer
              of ARS                                                                       12,234            18,628
          Payment received from president of ARS                                               --           (47,767)
          Insurance premiums paid for insurance coverage
              purchased through a broker who is a family
              member of a director and officer of the Company                                  --            73,845

         Facility lease transactions with related parties are further discussed in Note 8, Commitments and Contingencies.

         Amounts payable to (due from) related parties were as follows:

                                                                                              DECEMBER 31,
                                                                                         1998              1997
                                                                                    --------------    --------------
          Insurance premiums for insurance coverage
              purchased through a broker who is a family
              member of a director and officer of the Company                       $          --     $     112,088
          R.S.M.G.,  which has an officer of Smyth as an officer and a member of
             its Board of Directors                                                            --            21,613
           Note payable to former owner of QBM, who is an employee of QBM                  70,000                --


13.      SUBSEQUENT EVENTS

     On January 20, 1999, the Company was notified by Nasdaq that the Company' shares of common stock have failed to maintain a closing bid price greater than or equal to $1.00 over the last thirty consecutive trade dates. To be eligible for continued listing, the Company's shares of common stock must maintain a minimum bid price of $1.00 for a minimum of ten consecutive trading days, it will then have complied with the minimum bid price requirement. If the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before April 20,1999, the Company's securities will be subject to delisting, effective with the close of business on April 20, 1999. To stay the delisting, the Company may request a hearing by the close of business on April 20, 1999. In addition, at December 31, 1998, the Company had $1,714,000 in net tangible assets. As the Company currently does not meet the maintenance standards, there is no assurance that the Company will be able to comply and/or maintain the standards for Nasdaq SmallCap Market inclusion with respect to its securities. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

         On March 22, 1999, the Company announced that it signed a letter of intent to acquire Hayman Systems of Laurel, Maryland and Micros of South Florida. The closing is subject to the signing of a definitive agreement, completion of financing, due diligence and the approval of the Company's shareholders.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holders of shares of Series B Preferred Stock shall be entitled to receive semi-annually commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has no voting rights, has a liquidation preference and is redeemable at the option of the Company. The purchaser will receive warrants at an exercise price of $1.00. The number of warrants to be issued has not been agreed to.