Form 10QSB
period 1999-03-31
BRISTOL RETAIL SOLUTIONS INC
filed 1999-05-17
CIK 1016657

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ____________ to _____________

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

      Common Stock, $.001 par value - 6,915,519 shares as of April 30, 1999 Class A Redeemable Common Stock Purchase Warrants - 718,750
        as of April 30, 1999

      Transitional Small Business Disclosure Format (check one):
Yes   No X
   ---  ---

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index



Part I  --- FINANCIAL INFORMATION                                          Page

        Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet as of March 31, 1999               3

             Consolidated Statements of Operations for the three months
             ended March 31, 1999 and 1998                                 4

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998                                 5

             Notes to Consolidated Financial Statements                    6-8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-16

Part II --- OTHER INFORMATION

        Item 1.  Legal Proceedings                                         17
        Item 6.  Exhibits and Reports on Form 8-K                          17

Signature                                                                  18


                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 1999

                                          ASSETS

Current assets
      Cash and cash equivalents                                                      $    564,928
      Accounts receivable, net of allowance for doubtful accounts of $491,598           4,496,817
      Inventories, net                                                                  4,498,820
      Prepaid expenses and other current assets                                           381,922
      Current portion of note receivable                                                  158,612
                                                                                     -------------
           Total current assets                                                        10,101,099
Property and equipment, at cost:
      Furniture and equipment                                                             986,132
      Automobiles                                                                         221,251
      Leasehold improvements                                                              114,108
                                                                                     -------------
                                                                                        1,321,491
      Accumulated depreciation and amortization                                          (535,601)
                                                                                     -------------
           Property and equipment, net                                                    785,890
Intangible assets, net of accumulated amortization of $601,365                          4,479,636
Note receivable - noncurrent portion                                                      123,505
Capitalized software development costs, net                                               369,506
Other assets                                                                              330,865
                                                                                     -------------
           Total assets                                                              $ 16,190,501
                                                                                     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                          $  2,552,669
      Accounts payable                                                                  4,243,969
      Accrued salaries, wages and related benefits                                        550,724
      Accrued expenses                                                                    358,381
      Deferred service revenue                                                          1,730,910
      Customer advances                                                                 1,055,518
      Current portion of note payable to related party                                     35,970
      Current portion of long-term debt                                                    16,257
      Current portion of capital lease obligations                                         48,442
                                                                                     -------------
           Total current liabilities                                                   10,592,840
Note payable to related party - noncurrent portion                                          6,297
Long term debt                                                                             49,731
Capital lease obligations - noncurrent portion                                             78,368
Other long-term liabilities                                                               103,754
Commitments and contingencies
Stockholders' equity
         Preferred stock, $.001 par value:
           4,000,000 shares authorized;
           Series A Convertible Preferred Stock: no shares issued or outstanding               --
         Common stock, $.001 par value:
           20,000,000 shares authorized; 6,920,519 and 6,915,519 shares issued and
           outstanding                                                                      6,920
      Additional paid-in capital                                                       13,185,210
      Accumulated deficit                                                              (7,807,994)
                                                                                     -------------
                                                                                        5,384,136
      Less 5,000 shares of treasury stock, at cost                                        (24,625)
                                                                                     -------------
           Total stockholders' equity                                                   5,359,511
                                                                                     -------------
           Total liabilities and stockholders' equity                                $ 16,190,501
                                                                                     =============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                                1999           1998
                                                                            ------------   ------------

Revenue:
       System sales and installation                                        $ 5,183,770    $ 3,792,303
       Service and supplies sales                                             2,925,546      2,469,593
                                                                            ------------   ------------
Total revenue                                                                 8,109,316      6,261,896
Cost of revenue:
       System sales and installation                                          3,433,533      2,322,228
       Service and supplies sales                                             2,139,696      1,739,654
                                                                            ------------   ------------
Total cost of revenue                                                         5,573,229      4,061,882
                                                                            ------------   ------------
Gross margin                                                                  2,536,087      2,200,014

Operating expenses:
       Selling, general and administrative expenses                           2,673,962      2,427,702
       Research and development costs                                           235,322        165,807
                                                                            ------------   ------------
Total operating expenses                                                      2,909,284      2,593,509
                                                                            ------------   ------------
Operating loss                                                                 (373,197)      (393,495)

Other expense, net                                                              124,618         57,184
                                                                            ------------   ------------
Loss before income taxes                                                       (497,815)      (450,679)
Provision for income tax                                                             --          2,500
                                                                            ------------   ------------
Net loss and comprehensive net loss                                         $  (497,815)   $  (453,179)
                                                                            ============   ============

Net loss                                                                    $  (497,815)   $  (453,179)
Preferred stock accretion and dividends:
       Accretion related to Series A Convertible Preferred Stock                     --       (241,916)
       Imputed dividends for Series A Convertible Preferred Stock                    --       (227,589)
       Cumulative dividends for Series A Convertible Preferred Stock                 --         (2,333)
                                                                            ------------   ------------
Net loss applicable to common stockholders                                  $  (497,815)   $  (925,017)
                                                                            ============   ============
Basic and diluted net loss to common stockholders per share                 $     (0.07)   $     (0.17)
                                                                            ============   ============
Basic and diluted weighted average common shares outstanding                  6,915,519      5,551,654
                                                                            ============   ============



See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                                1999           1998
                                                                            ------------   ------------

Cash flows from operating activities:
     Net loss                                                               $  (497,815)   $  (453,179)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                              79,977         67,815
       Amortization                                                             145,131        116,220
       Provision for doubtful accounts                                               --         40,459

       Changes in operating assets and liabilities:
              Accounts receivable                                             1,029,220        201,377
              Inventories                                                       252,595        154,313
              Prepaid expenses and other assets                                 (18,045)       (92,304)
              Accounts payable                                                  358,154       (136,796)
              Other accrued expenses                                           (596,191)      (232,357)
              Deferred revenue                                                 (116,653)       (19,999)
              Customer advances                                                 483,413         62,324
              Other long-term liabilities                                            --          9,189
                                                                            ------------   ------------
Net cash provided by (used in) operating activities                           1,119,786       (282,938)

Cash flows from investing activities:
       Cash paid for final installment, acquisition                             (10,000)
       Receivables from rescinded acquisition                                    56,807         31,761
       Purchases of property and equipment                                      (22,856)       (27,690)
                                                                            ------------   ------------
Net cash provided by investing activities                                        23,951          4,071

Cash flows from financing activities:
       Repayment of capital lease obligations                                   (14,865)        (4,421)
       Repayment of note payable to related party                               (27,733)            --
       Net borrowings (repayments) on line of credit                           (677,597)        58,693
       Repayment of long-term debt                                               (4,849)       (17,835)
       Issuance of preferred stock, net of offering costs                            --        827,584
       Issuance of common stock, net of offering costs                               --         22,753
                                                                            ------------   ------------
Net cash provided by (used in) financing activities                            (725,044)       886,774

Net increase in cash and cash equivalents                                       418,693        607,907
Cash and cash equivalents at beginning of period                                146,235        349,461
                                                                            ------------   ------------
Cash and cash equivalents at end of period                                  $   564,928    $   957,368
                                                                            ============   ============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                               $    96,105    $    89,815
                                                                            ============   ============
       Cash paid for income taxes                                           $     5,100    $     4,758
                                                                            ============   ============
Supplemental disclosures of non-cash transactions:
       Warrants issued in connection with the sale of preferred
         stock                                                              $        --    $    69,500
                                                                            ============   ============
       Inventory received in payment of rescinded acquisition
         receivable                                                         $        --    $    33,484
                                                                            ============   ============
Non-cash transactions relating to Series A Convertible Preferred
  Stock:
       Preferred stock accretion recorded to increase Series A
         Preferred Stock to redemption value                                $        --    $   241,916
                                                                            ============   ============
       Imputed dividend on Series A Convertible Preferred Stock
         recorded for value of beneficial conversion feature                $        --    $   227,589
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. >From its inception through March 31, 1999, the Company has completed seven acquisitions. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service maintenance agreements. Currently, the Company has sales and service locations located in seventeen cities and eight states, primarily located in the Western and Midwestern region of the United States.

         The accompanying consolidated March 31, 1999 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc. (PCR); and Quality Business Machines (QBM). The accompanying consolidated March 31, 1998 financial statements include the accounts of the Company and its wholly-owned subsidiaries CRI, which includes MicroData and EBM, ARS, Smyth and PCR. All intercompany accounts and transactions have been eliminated in consolidation.

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

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year information to conform with the current year presentation.

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three months ended March 31, 1999 and 1998, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

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


   FOR THE QUARTER ENDED MARCH 31, 1999
                                                                       Loss             Shares            Per-Share
                                                                   (Numerator)      (Denominator)          Amount
                                                                ---------------    ---------------     ---------------
   BASIC LOSS PER SHARE
   Loss applicable to common stockholders                       $     (497,815)         6,915,519      $        (0.07)
                                                                                                       ===============
   Effect of Dilutive Securities                                            --                 --
                                                                ---------------    ---------------
   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                       $     (497,815)         6,915,519      $        (0.07)
                                                                ===============    ===============     ===============
   FOR THE QUARTER ENDED MARCH 31, 1998

   BASIC LOSS PER SHARE
   Net loss                                                     $     (453,179)
   Accretion related to Series A Convertible Preferred Stock          (241,916)
   Imputed dividends for Series A Convertible Preferred Stock         (227,589)
   Cumulative dividends for Series A Convertible Preferred
     Stock                                                              (2,333)
                                                                ---------------
   Loss applicable to common stockholders                             (925,017)         5,551,654      $        (0.17)
                                                                                                       ===============
   Effect of Dilutive Securities                                            --                 --
                                                                ---------------    ---------------
   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                       $     (925,017)         5,551,654      $        (0.17)
                                                                ===============    ===============     ===============


         At March 31, 1999 and 1998, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options, warrants and conversion of preferred stock and preferred stock dividends, were antidilutive for the three months ended March 31, 1999 and 1998.

COMPREHENSIVE OPERATIONS

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. There were no items of other comprehensive operations for the quarters ended March 31, 1999 and 1998.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. The Company denies that it has any liability to the class action plaintiffs and intends to vigorously defend itself. The outcome of this litigation is not currently determinable, and the Company believes that all or a substantial part of the damages, if any, would be covered by insurance. Other than related legal fees, the Company has not made a provision for any liability in the accompanying consolidated financial statements.

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc., and Cash Registers, Incorporated alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec. Et Seq. The case is pending in the United States District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The outcome of this litigation is not currently predictable.

SUBSEQUENT EVENTS

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holder of shares of Series B Preferred Stock shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has no voting rights, has a liquidation preference and is redeemable at the option of the Company. The purchaser will receive 150,000 warrants at an exercise price of $1.00.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker is claiming that the Company owes Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The outcome of this litigation is not currently predictable.

         On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company is requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company and court costs and reasonable attorney fees. The outcome of this litigation is not currently predictable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's audited consolidated financial statements for the year ended December 31, 1998.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the quarter ended March 31, 1999. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company expects that acquisitions will continue to impact the Company's future operating results based on the Company's current acquisition strategy.

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

         Total revenue for the quarter ended March 31, 1999 was $8,109,000 and was comprised of revenue from the seven companies the Company had acquired prior to such quarter. This represents an increase of 30% from the Company's total revenue of $6,262,000 for the quarter ended March 31, 1998. The increase in revenue from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 was due primarily to the revenue contributed by Quality Business Machines
(QBM) acquired on May 8, 1998.

         Total revenue for the quarter ended March 31, 1999 was comprised of 64% Systems Revenue and 36% Service Revenue, as compared to a revenue composition of 61% Systems Revenue and 39% Service Revenue for the quarter ended March 31, 1998. The mix of revenue changed from 1998 to 1999 primarily due to the contribution of Systems Revenue by QBM.

         No customer accounted for more than 10% of total revenue for the quarter ended March 31, 1999 and 1998. Sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 32% of total revenue for the quarter March 31, 1999, and approximately 21% of total revenue for the quarter ended March 31, 1998. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. A change in the Company's or its subsidiaries relationships with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin increased to $2,536,000 for the three months ended March 31, 1999, from $2,200,000 for the three months ended March 31, 1998. As a percentage of sales, gross margin for the quarter ended March 31, 1999 was 31% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 27%. Gross margin for the quarter ended March 31, 1998 was 35% and was comprised of gross margin for Systems Revenue of 39% and gross margin for Service Revenue of 30%. As a percentage of revenue, the decrease in gross margin for Systems Revenue between years was primarily attributable to product mix. As a percentage of revenue, the decrease in gross margin for Service Revenue was attributable to lower billable service income over the prior year period which is at a higher margin as compared to fixed fee service maintenance contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the first quarter of 1999 of $2,674,000 increased by $246,000 from the comparable prior-year period and represented 33% of total revenue, versus 39% of total revenue in the comparable prior year period. The increase in expenses between years was primarily due to the inclusion of the results of QBM acquired in the second quarter of 1998. The decrease in selling, general and administrative expenses as a percentage of revenue during the quarter ended March 31, 1999, compared to the comparable prior year quarter is primarily due to lower corporate expenses incurred as a result of management changes.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $235,000 and $166,000 during the three-month periods ended March 31, 1999 and 1998, respectively. Costs are attributable to software development costs to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets and to make such software Year 2000 compliant. The Company's policy is to expense such costs until technological feasibility is established. During the quarter ended March 31, 1999, the Company recorded $34,000 of amortization of capitalized software costs. No software development costs were amortized during the quarter ended March 31, 1998.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $10,000 for the three-month period ended March 31, 1999 compared to $33,000 for the quarter ended March 31, 1998. Interest income primarily related to finance charges on delinquent accounts. In the prior year, the Company earned dividend income received from a purchasing cooperative of cash register dealers. The Company recognized interest expense of $135,000 for the three-month period ended March 31, 1999 compared to $90,000 for the quarter ended March 31, 1998. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issue costs. The increase was a direct result of increased average borrowings under the existing credit facilities over the prior year.

INCOME TAX PROVISION

         The Company recorded no income tax provision for the three-month period ended March 31, 1999 as the Company had a taxable loss for state and federal income tax purposes, compared to a slight provision for the three-month period ended March 31, 1998. Income tax expense for the three-month period ended March 31, 1998 consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's loss applicable to common stockholders for the quarter ended March 31, 1999 consisted of the Company's net loss for the quarter of $498,000. The Company's loss applicable to common stockholders for the quarter ended March 31, 1998, was $925,000, consisting of the Company's net loss for the quarter of $453,000, accretion of $242,000 to increase the Series A Convertible Preferred Stock issued on March 18, 1998 to its issuance value of $100 per share, imputed dividends related to the beneficial conversion feature of the Series A Convertible Preferred Stock of $228,000 and cumulative preferred dividends of $2,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $565,000, down from $957,000 at March 31, 1998. During the three months ended March 31, 1999, the Company generated $1,120,000 of cash from operations; used $10,000 for the final installment for the acquisition of QBM and generated $34,000 from other investing activities; and used $725,000 from financing activities, which primarily related to net repayments under the Company's line of credit facilities and various debt agreements. During the three months ended March 31, 1998, the Company utilized $283,000 of cash in operations; generated $4,000 from investing activities; and generated $887,000 from financing activities, which consisted of the net impact of borrowings and repayments under the Company's various debt agreements and the issuance of 10,000 shares of Series A Convertible Preferred Stock.

         On December 17, 1997, the Company obtained a line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $2,553,000 and $1,682,000 bearing interest at 9.50% and 10.25% at March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company was in compliance with the covenants under the credit facility.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holder of shares of Series B Preferred Stock shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has no voting rights, has a liquidation preference and is redeemable at the option of the Company. The purchaser will receive 150,000 warrants at an exercise price of $1.00.

          The Company believes that the additional capital infusion along with its availability on the Company's current asset based line of credit will be sufficient to meet its working capital requirements until December 31, 1999. At March 31, 1999, approximately $732,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company currently intends to obtain financing through future issuance of debt or equity securities during 1999. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

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

         The Company has engaged, and in the foreseeable future will likely continue to engage, in discussions with several other retail automation solution businesses regarding possible acquisitions, some of which could be material. However, the Company currently has not entered into any definitive agreements with respect to any acquisitions that are, individually or in the aggregate, material to the Company other than the letter of intent agreement signed on March 19, 1999 to acquire Hayman Systems ("Hayman") and Micros of South Florida ("South Florida"). To continue this acquisition strategy, the Company will need to obtain additional financing. Until additional funds are obtained, the Company does not have enough cash available to acquire additional dealers and therefore, its future acquisition activities are contingent on additional financing.

         On January 20, 1999, the Company was notified by Nasdaq that the Company's shares of common stock had failed to maintain a closing bid price greater than or equal to $1.00 over the last thirty consecutive trade dates. To be eligible for continued listing, the Company's shares of common stock had to maintain a minimum bid price of $1.00 for a minimum of ten consecutive trading days by April 20, 1999. According to Nasdaq, the Company did not achieve this compliance requirement. On April 20, 1999, the Company requested a hearing and has been granted a hearing on June 3, 1999. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock in all likelihood would decline and stockholders would find it more difficult to dispose of or obtain accurate quotations as to the market value of the common stock. In addition, failure to maintain listing requirements could effect the Company's ability to obtain future financing. (See MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES below).

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 1. Legal Proceedings and Commitments and Contingencies, Notes to the consolidated financial statements.

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

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. and Cash Registers, Incorporated alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec. Et. Seq. The case is pending in the United States District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The outcome of this litigation is not currently predictable.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker is claiming that the Company owes Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The outcome of this litigation is not currently predictable.

         On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company is requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company and court costs and reasonable attorney fees. The outcome of this litigation is not currently predictable.

YEAR 2000 COMPLIANCE.

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Most of the POS products sold by the Company have date sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in report generation or even more significant operational problems that could hinder a business ability to function on a day to day basis.

      The Company upgraded its software for golf course and resort applications so that it will run on the latest operating systems. This effort began in early part of 1997 and involved checking each module and program to make sure it is in compliance and changing those that needed to be updated. As of March 31, 1999, the Company completed 100% of the checking of programs in its software and has made the necessary programming revisions. The software is released periodically to customers, including the enhancements for Year 2000. As programs in each module are completed, they are sent to the customer in a subsequent release. Release dates of these various modules began in the fourth quarter of 1998 and continued through March 31, 1999. In addition, beginning in the quarter ending June 30, 1999, the Company will send program upgrades to its current, installed customer base to make their system Year 2000 compliant. The Company estimates it expensed approximately $150,000 to $200,000 in 1998 to make such software Year 2000 compliant. Although the Company believes that such software is Year 2000 compliant, there can be no assurances that compliance will be achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

      The Company continues to make inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues. Manufacturers of these products were required to document Year 2000 compliance for each product they sell by December 31, 1998. In general, the Company has received statements indicating that our vendors' applications, both hardware and software, do or will soon meet Year 2000 requirements. If the Company determines that a particular vendor is impacted by this problem, the Company will identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. However, based on the recent inquiries, the Company does not believe that replacement of existing vendors is required at this time. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase hardware and software products such as those offered by the Company. The Company cannot estimate at this time the potential loss of revenue based on this uncertainty. The Company continues to assess all of its products it sells and services to verify Year 2000 compliance. The Company is in the final stages of formulating a support plan to ensure our customers will be Year 2000 compliant.


FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

         The Company's business can be subject to seasonal influences. The POS dealers and systems integrators which the Company has acquired to date have typically had lower revenues in the quarters ending March 31 and December 31; however, the Company's quarterly operating results are affected by a number of other factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of a retail automation solution system. The changing of such delivery dates is beyond the Company's control primarily due to lower level of new store openings by customers caused by inclement weather, contractor delays, financing concerns and/or holidays. Quarterly sales and operating results, therefore, depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's business, results of operations, financial condition and cash flows. The Company believes that due to these factors, quarterly results may fluctuate accordingly; therefore, there can be no assurance that results in a specific quarter are indicative of future results.

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

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through May 15, 1999, the Company has completed seven acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in them or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be applicable, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations. Further, the Company's results of operations in quarters immediately following a material acquisition may be materially adversely effected while the Company integrates the acquired business into its existing operations. The Company may acquire certain businesses either that have been unprofitable or that have had inconsistent profitability prior to their acquisition. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy. If the Company is unable to implement successfully its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         In connection with seven of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon among other things, the acquired companies' pre-tax profits. As of March 31, 1999, none of the acquired companies met the performance standards, and accordingly, the Company did not make any bonus payments or incur a liability under any of such employment agreements.

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

         CONSIDERATION FOR ACQUIRED COMPANIES EXCEEDS ASSET VALUE. Valuations of the companies acquired by the Company have not been undertaken based on independent appraisals, but have been determined through arm's-length negotiations between the Company and representatives of such companies. The consideration for each such company has been based primarily on the judgment of management as to the value of such company as a going concern and not on the book value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets may have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Specifically, during the fourth quarter of 1997, the Company recorded a goodwill write-down for approximately $1,871,000, which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to its other subsidiaries. See "GOODWILL WRITE-DOWN IN MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. No assurance can be given that the facts and circumstances surrounding the write-down will not occur in the future. Moreover, the Company has incurred and expects to incur significant amortization charges resulting from consideration paid in excess of the book value of the assets of the companies acquired and companies which may be acquired in the future.

         SUBSTANTIAL COMPETITION. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographical location of dealers. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources applicable to them than does the Company. In addition, there are original equipment manufacturers of POS equipment that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products) and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 32% of net revenue for the period ended March 31, 1999. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders. At March 31, 1999, the Company had $880,000 in net tangible assets. While the Company currently does not meet the maintenance standards, there is no assurance that the Company will be able to comply and/or maintain the standards for Nasdaq SmallCap Market inclusion with respect to is securities. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Company's common stock likely would decline and stockholders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock. (See LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY)

         INDEMNIFICATION AND LIMITATION OF LIABILITY. The Company's Certificate of Incorporation (the Certificate) and Bylaws include provisions that eliminate the directors' personal liability for monetary damages to the fullest extent possible under Delaware Law or other applicable law (the Director Liability Provision). The Director Liability Provision eliminates the liability of directors to the Company and its stockholders for monetary damages arising out of any violation by a director of his fiduciary duty of due care. Under Delaware Law, however, the Director Liability Provision does not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases or redemptions of stock other than from lawfully applicable funds, or (iv) any transaction from which the director derived an improper benefit. The Director Liability Provision also does not affect a director's liability under the federal securities laws or the recovery of damages by third parties.

         DIVIDENDS. The Company has not paid dividends on its common stock to date. The current line of credit does prohibit the Company from paying cash dividends and the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company has requested from its asset based lender a waiver from such covenant on its Series B Preferred Stock issued on April 15, 1999. The Company expects that the waiver will be granted. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends.

         RESTRICTIONS ON THE COMPANY'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. On December 17, 1997, the Company obtained a new line of credit. Pursuant to the terms of the line of credit, the Company is prohibited for engaging in certain transactions without first obtaining the written consent of the lender. Such transactions include, but are not limited to: (i) acquiring or selling any assets over $50,000; (ii) selling or transferring any collateral under the line credit, except for sale of items in the Company's finished inventory in the ordinary course of business; (iii) selling of inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (iv) any other transaction outside the ordinary course of business. No assurance can be given that these restrictions will not impact the Company's ability to conduct business in the future. It does not however prohibit or restrict the Company from acquiring other companies (including acquisitions for amounts greater than $50,000) pursuant to its acquisition strategy.

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

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. and Cash Registers, Incorporated alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec. Et. Seq. The case is pending in the United States District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The outcome of this litigation is not currently predictable.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker is claiming that the Company owes Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The outcome of this litigation is not currently predictable.

         On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company is requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company and court costs and reasonable attorney fees. The outcome of this litigation is not currently predictable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      11*      Calculation of Earnings per Share
                  27*      Financial Data Schedule

                  *        Filed herewith.

         (b)      Reports on Form 8-K
                  During the three months ended March 31, 1999, the Company filed the following Current Report on Form 8-K.

                  (i) On February 2, 1999, the Company filed a report on Form 8-K reporting, under Item 5, the termination on January 18, 1999 of Richard H. Walker president and chief executive officer and the resignation of Paul Spindler as chairman and director. In addition, the appointment of Lawrence Cohen as acting chairman and chief executive officer and Michael Shimada as acting chief operating officer.

                                    SIGNATURE



      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc.
                                    -------------------------------------------
                                    (Registrant)







        May 15, 1999                By: /s/ MICHAEL S. SHIMADA
--------------------------          -------------------------------------------
            Date                    Michael S. Shimada
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)