Form 10QSB
period 1999-06-30
BRISTOL RETAIL SOLUTIONS INC
filed 1999-08-16
CIK 1016657

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to ___________


                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)



             DELAWARE                                     58-2235556
(State or Other Jurisdiction of)               (IRS Employer Identification No)
 Incorporation or Organization

5000 BIRCH STREET, SUITE 205, NEWPORT BEACH, CALIFORNIA               92660
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

      Common Stock, $.001 par value - 6,963,282 shares as of July 31, 1999 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of July
        31, 1999

      Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ----   ----


                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index

Part I   --- FINANCIAL INFORMATION                                                                   Page

         Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheet as of June 30, 1999                                           3

              Consolidated Statements of Operations for the three months ended June 30, 1999
              and 1998                                                                                 4

              Consolidated Statements of Operations for the six months ended June 30, 1999
              and 1998                                                                                 5

              Consolidated Statements of Cash Flows for the six months ended June 30, 1999
              and 1998                                                                                6-7

              Notes to Consolidated Financial Statements                                             8-11

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                  12-20

Part II  --- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                   21
         Item 2.  Changes in Securities and Use of Proceeds                                           22
         Item 4.  Submission of Matters to a Vote of Security Holders                                 22
         Item 6.  Exhibits and Reports on Form 8-K                                                    22

Signature                                                                                             23



                                          BRISTOL RETAIL SOLUTIONS, INC.
                                            Consolidated Balance Sheet
                                                    (Unaudited)
                                                   June 30, 1999

                                          ASSETS
Current assets
      Cash and cash equivalents                                                            $      784,828
      Accounts receivable, net of allowance for doubtful accounts of $427,045                   5,416,549
      Inventories                                                                               4,299,742
      Prepaid expenses and other current assets                                                   451,984
      Current portion of note receivable                                                          170,673
                                                                                           ---------------
           Total current assets                                                                11,123,776
Property and equipment, at cost:
      Furniture and equipment                                                                   1,029,644
      Automobiles                                                                                 224,651
      Leasehold improvements                                                                      114,108
                                                                                           ---------------
                                                                                                1,368,403
      Accumulated depreciation and amortization                                                  (590,137)
                                                                                           ---------------
           Property and equipment, net                                                            778,266
Intangible assets, net of accumulated amortization of $670,517                                  4,410,484
Note receivable - noncurrent portion                                                              103,881
Capitalized software development costs, net                                                       372,854
Other assets                                                                                      313,047
                                                                                           ---------------
           Total assets                                                                    $   17,102,308
                                                                                           ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                                $    3,575,722
      Accounts payable                                                                          3,501,550
      Accrued salaries, wages and related benefits                                                915,473
      Accrued expenses                                                                            489,875
      Deferred service revenue                                                                  1,601,915
      Customer advances                                                                           780,091
      Current portion of note payable to related party                                             33,558
      Current portion of long-term debt                                                            15,586
      Current portion of capital lease obligations                                                 42,456
                                                                                           ---------------
           Total current liabilities                                                           10,956,226
Long-term debt                                                                                     45,994
Capital lease obligations - noncurrent portion                                                     82,861
Other long-term liabilities                                                                       103,754
Commitments and contingencies
Stockholders' equity
          Preferred stock, $.001 par value:
           4,000,000 shares authorized;
           Series A Convertible Preferred Stock: no shares issued or outstanding                       --
          Preferred stock, $1.00 stated value:
           1,000,000 shares authorized;
           Series B Preferred Stock: 500,000 shares issued and outstanding                        500,000
          Common stock, $.001 par value:
           20,000,000 shares authorized; 6,968,282 and 6,963,282 shares issued and
           outstanding                                                                              6,968
      Additional paid-in capital                                                               13,259,222
      Accumulated deficit                                                                      (7,828,092)
                                                                                           ---------------
                                                                                                5,938,098
      Less 5,000 shares of treasury stock, at cost                                                (24,625)
                                                                                           ---------------
           Total stockholders' equity                                                           5,913,473
                                                                                           ---------------
           Total liabilities and stockholders' equity                                      $   17,102,308
                                                                                           ===============

See accompanying notes to consolidated financial statements.

                                          BRISTOL RETAIL SOLUTIONS, INC.
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                                Three Months Ended June 30,
                                                                                1999                    1998
                                                                         -------------------     -------------------

Revenue:
       System sales and installation                                     $        6,553,100      $        5,114,963
       Service and supplies sales                                                 3,086,431               2,803,850
                                                                         -------------------     -------------------
Total revenue                                                                     9,639,531               7,918,813
Cost of revenue:
       System sales and installation                                              4,283,662               3,376,726
       Service and supplies sales                                                 2,250,676               1,889,035
                                                                         -------------------     -------------------
Total cost of revenue                                                             6,534,338               5,265,761
                                                                         -------------------     -------------------
Gross margin                                                                      3,105,193               2,653,052

Operating expenses:
            Selling, general and administrative expenses                          2,786,303               2,429,684
            Research and development costs                                          168,243                 154,714
                                                                         -------------------     -------------------
Total operating expenses                                                          2,954,546               2,584,398
                                                                         -------------------     -------------------
Operating income                                                                    150,647                  68,654

Other expense, net                                                                  102,795                  64,065
                                                                         -------------------     -------------------
Income before income taxes                                                           47,852                   4,589
Provision for income tax                                                              2,950                     135
                                                                         -------------------     -------------------
Net income and comprehensive net income                                  $           44,902      $            4,454
                                                                         ===================     ===================
Net income                                                               $           44,902      $            4,544
Accretion related to Series B Preferred Stock                                       (52,500)                     --
Cumulative dividends for Series A Convertible Preferred Stock                            --                 (15,000)
Cumulative dividends for Series B Preferred Stock                                   (12,500)                     --
                                                                         -------------------     -------------------
Net loss applicable to common stockholders                               $          (20,098)     $          (10,546)
                                                                         ===================     ===================
Net income (loss) to common stockholders per share

           Basic                                                         $            (0.00)     $            (0.00)
                                                                         ===================     ===================
           Diluted                                                       $            (0.00)     $             0.00
                                                                         ===================     ===================
Weighted average common shares outstanding

           Basic                                                                  6,963,282               5,660,503
                                                                         ===================     ===================
           Diluted                                                                6,963,282               6,116,295
                                                                         ===================     ===================



See accompanying notes to consolidated financial statements.


                                          BRISTOL RETAIL SOLUTIONS, INC.
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                1999                    1998
                                                                         -------------------     -------------------

Revenue:
       System sales and installation                                     $       11,736,870      $        8,907,266
       Service and supplies sales                                                 6,011,977               5,273,443
                                                                         -------------------     -------------------
Total revenue                                                                    17,748,847              14,180,709
Cost of revenue:
       System sales and installation                                              7,717,195               5,698,954
       Service and supplies sales                                                 4,390,372               3,628,689
                                                                         -------------------     -------------------
Total cost of revenue                                                            12,107,567               9,327,643
                                                                         -------------------     -------------------
Gross margin                                                                      5,641,280               4,853,066

Operating expenses:
       Selling, general and administrative expenses                               5,460,265               4,857,385
       Research and development costs                                               403,565                 320,521
                                                                         -------------------     -------------------
Total operating expenses                                                          5,863,830               5,177,906
                                                                         -------------------     -------------------
Operating loss                                                                     (222,550)               (324,840)

Other expense, net                                                                  227,413                 121,250
                                                                         -------------------     -------------------
Loss before income taxes                                                           (449,963)               (446,090)
Provision for income tax                                                              2,950                   2,635
                                                                         -------------------     -------------------
Net loss and comprehensive net loss                                      $         (452,913)     $         (448,725)
                                                                         ===================     ===================
Net loss                                                                 $         (452,913)     $         (448,725)
Preferred stock accretion and dividends:
       Accretion related to Series A Convertible Preferred Stock                         --                (241,916)
       Accretion related to Series B Preferred Stock                                (52,500)                     --
       Imputed dividends for Series A Convertible Preferred Stock                        --                (227,589)
       Cumulative dividends for Series A Convertible Preferred Stock                     --                 (17,333)
       Cumulative dividends for Series B Preferred Stock                            (12,500)                     --
                                                                         -------------------     -------------------
Net loss applicable to common stockholders                               $         (517,913)     $         (935,563)
                                                                         ===================     ===================
Basic and diluted net loss to common stockholders per share              $            (0.07)     $            (0.17)
                                                                         ===================     ===================
Basic and diluted weighted average common shares outstanding                      6,939,532               5,606,380
                                                                         ===================     ===================


See accompanying notes to consolidated financial statements.

                                          BRISTOL RETAIL SOLUTIONS, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                          Six Months Ended June 30,
                                                                        1999                    1998
                                                                 -------------------     -------------------

Cash flows from operating activities:
     Net loss                                                    $         (452,913)     $         (448,725)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                         138,232                 134,444
       Amortization                                                         291,868                 244,705
       Provision for doubtful accounts                                           --                  24,124

       Changes in operating assets and liabilities:
              Accounts receivable                                           109,488              (1,332,560)
              Inventories                                                   429,722                 321,611
              Prepaid expenses and other assets                            (121,159)               (180,508)
              Accounts payable                                             (384,265)                483,757
              Other accrued expenses                                       (112,448)               (361,387)
              Deferred revenue                                             (245,648)               (159,951)
              Customer advances                                             207,986                 (23,759)
              Other long-term liabilities                                        --                  18,378
                                                                 -------------------     -------------------
Net cash used in operating activities                                      (139,137)             (1,279,871)

Cash flows from investing activities:
       Cash paid for final installment, acquisition                         (10,000)                     --
       Cash paid for acquisitions, net of cash acquired                          --                (572,726)
       Receivables from rescinded acquisition                                56,807                  64,200
       Purchases of property and equipment                                  (57,191)                (42,515)
                                                                 -------------------     -------------------
Net cash used in investing activities                                       (10,384)               (551,041)

Cash flows from financing activities:
       Repayment of capital lease obligations                               (33,203)                 (9,095)
       Net borrowings on line of credit                                     345,456               1,349,527
       Repayment of long-term debt                                           (9,257)                (26,439)
       Repayment of note payable to related party                           (36,442)                     --
       Issuance of preferred stock, net of offering costs                   500,000                 827,584
       Issuance of common stock, net of offering costs                       21,560                  22,752
                                                                 -------------------     -------------------
Net cash provided by financing activities                                   788,114               2,164,329

Net increase in cash and cash equivalents                                   638,593                 333,417
Cash and cash equivalents at beginning of period                            146,235                 349,461
                                                                 -------------------     -------------------
Cash and cash equivalents at end of period                       $          784,828      $          682,878
                                                                 ===================     ===================
Supplemental disclosures of cash flow information:
       Cash paid for interest                                    $          221,519      $          190,480
                                                                 ===================     ===================
       Cash paid for income taxes, net                           $            8,050      $           18,808
                                                                 ===================     ===================

See accompanying notes to consolidated financial statements.

                                          BRISTOL RETAIL SOLUTIONS, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
Supplemental disclosures of cash flow information (continued):                          Six Months Ended June 30,
                                                                                     1999                  1998
                                                                              ------------------     ------------------
Supplemental disclosures of non-cash transactions:
       Warrants issued in connection with the line of credit                  $              --      $          38,595
                                                                              ==================     ==================
       Warrants issued in connection with the sale of preferred stock         $          52,500      $          69,500
                                                                              ==================     ==================
       Inventory received in payment of rescinded acquisition receivable      $              --      $         113,691
                                                                              ==================     ==================
       Capital lease obligations to finance capital assets                    $          16,845      $              --
                                                                              ==================     ==================


Non-cash transactions relating to Preferred Stock:
       Preferred stock accretion recorded to increase Series A
         Preferred Stock to redemption value                                  $              --      $         241,916
                                                                              ==================     ==================
       Imputed dividend on Series A Convertible Preferred Stock
         recorded for value of beneficial conversion feature                  $              --      $         227,589
                                                                              ==================     ==================
       Preferred stock accretion recorded to increase Series B
         Preferred Stock to redemption value                                  $          52,500      $              --
                                                                              ==================     ==================


See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. From its inception through June 30, 1999, the Company has completed seven acquisitions. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service maintenance agreements. Currently, the Company has sales and service operations located in seventeen cities and eight states, primarily located in the Western and Midwestern regions of the United States.

         The accompanying consolidated June 30, 1999 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS) which includes Quality Business Machines (QBM); Smyth Systems, Inc. (Smyth); and Pacific Cash Register and Computer, Inc. (PCR). All inter-company accounts and transactions have been eliminated in consolidation.

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

RECLASSIFICATION

         Certain reclassifications have been made to prior year information to conform with the current year presentation.

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three and six months ended June 30, 1999 and 1998, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

BASIC AND DILUTED PER SHARE INFORMATION

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants and preferred stock dividends on Series B Preferred Stock. Common equivalent shares have not been included where inclusion would be antidilutive.


   FOR THE QUARTER ENDED JUNE 30, 1999
                                                                     Loss              Shares             Per-Share
                                                                  (Numerator)       (Denominator)           Amount
                                                                ---------------    ---------------     ---------------
   BASIC LOSS PER SHARE
   Net Income                                                   $       44,902
   Accretion related to Series B Preferred Stock                       (52,500)
   Cumulative dividends for Series B Preferred Stock                   (12,500)
                                                                ---------------
   Loss applicable to common stockholders                       $      (20,098)         6,963,282      $        (0.00)
                                                                                                       ===============
   Effect of Dilutive Securities                                            --                 --
                                                                ---------------    ---------------
   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                       $      (20,098)         6,963,282      $        (0.00)
                                                                ===============    ===============     ===============
   FOR THE SIX MONTHS ENDED JUNE 30, 1999

   BASIC LOSS PER SHARE
   Net loss                                                     $     (452,913)
   Accretion related to Series B Preferred Stock                       (52,500)
   Cumulative dividends for Series B Preferred Stock                   (12,500)
                                                                ---------------
   Loss applicable to common stockholders                             (517,913)         6,939,532      $        (0.07)
                                                                                                       ===============
   Effect of Dilutive Securities                                            --                 --
                                                                ---------------    ---------------
   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                       $     (517,913)         6,939,532      $        (0.07)
                                                                ===============    ===============     ===============

         Basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options and warrants were antidilutive for the three- and six-months ended June 30, 1999.

STOCKHOLDERS' EQUITY

         On April 1, 1999, the Company issued 47,763 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrants shall be reduced by an amount equal to $0.5 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,000 to increase the carrying value to the liquidation value of $500,000. The Company also accrued cumulative preferred dividends of $13,000 at June 30, 1999.

COMPREHENSIVE OPERATIONS

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all charges in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. There were no items of other comprehensive operations for the three and six month periods ended June 30, 1999 and 1998.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999 , the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Court has ordered that a fairness hearing will be held on September 15, 1999 whereby the Court will consider approving the final terms and conditions of this proposed settlement. The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the quarter ended June 30, 1999.

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The case is pending in the United District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The Company has filed a motion to transfer venue and have the case moved from Ohio to the Federal Courts in Southern California. That motion is still pending before the court as of August 13, 1999 and the court has stayed all discovery pending its ruling upon such motion. The outcome of this litigation is not currently predictable.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker is claiming that the Company owes Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company has requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman is also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company has agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 not later than September 9, 1999 or prior thereto in the event the Company completes certain financing. The Spindler Family Trust has also agreed to sell to the Company 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. The Company has not acquired any of its shares from the Spindler Family Trust as of the date hereof. Under the Settlement Agreement with Richard Walker, the Walker Family Trust has provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000 at any time on or prior to September 30, 1999.

SUBSEQUENT EVENTS

         On January 20, 1999, the Company was notified by Nasdaq that the Company's shares of common stock had failed to maintain a closing bid price greater than or equal to $1.00 over a thirty consecutive day trading period. To be eligible for continued listing, the Company's shares of common stock had to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive trading days by April 20, 1999. According to Nasdaq, the Company did not achieve this compliance requirement and in addition had failed to meet the $2,000,000 net tangible assets requirement as well. The Company was granted a hearing on June 9, 1999. The outcome of that meeting resulted in a stay of delisting until August 9, 1999. By August 9, 1999, Nasdaq required the Company to reverse split the stock to evidence a closing bid price or at least $1.00 per share for a minimum of ten consecutive trading days. In addition, the Company must make a public filing with the Securities and Exchange Commission of $3,100,000 in net tangible assets. On August 2, the Company was notified by Nasdaq that the Company will be unable to satisfy the terms of the exception granted, and accordingly, the Company's securities were delisted from The Nasdaq Stock Market effective at the close of business on August 2, 1999. The securities of the Company now trade on the OTC Bulletin Board.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's audited consolidated financial statements for the year ended December 31, 1998.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the six months ended June 30, 1999. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company has suspended its acquisition strategy, however, if the Company obtains financing, it may pursue acquisitions in the future and expects that acquisitions will continue to impact the Company's future operating results.

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

         Total revenue for the quarter ended June 30, 1999 was $9,640,000 and was comprised of revenue from the seven companies the Company has acquired. This represents an increase of 22% from the Company's total revenue of $7,919,000 for the quarter ended June 30, 1998. The increase in revenue is primarily attributable to an improvement in Systems Revenue due to major orders from franchises and wholesale grocers.

         Total revenue for the six months ended June 30, 1999 was $17,749,000, a 25% increase over the comparable six months ended June 30, 1998. The increase in revenue is primarily attributable to the Quality Business Machines (QBM) acquisition due to the fact that in 1998, only two months of QBM's revenue was recognized. The remaining increase is attributable to the other companies due to an improvement in Systems Revenue to franchises and wholesale grocers.

         Total revenue for the quarter ended June 30, 1999 was comprised of 68% Systems Revenue and 32% Service Revenue, as compared to a revenue composition of 65% Systems Revenue and 35% Service Revenue for the quarter ended June 30, 1998. Total revenue for the six months ended June 30, 1999 was comprised of 66% Systems Revenue and 34% Service Revenue, as compared to a revenue composition of 63% Systems Revenue and 37% Service Revenue for the six months ended June 30, 1998. The mix of revenue change from 1998 to 1999 for both the three- and six-month periods was primarily due to product mix and the contribution of Systems Revenue by QBM.

         No customer accounted for more than 10% of total revenue for the three- and six-month periods ended June 30, 1999 and 1998. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc.
(ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 31% of total revenue for both the three-and six-month periods ended June 30, 1999, and approximately 29% and 25% of total revenue for the three- and six-month periods ended June 30, 1998. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. A change in the Company's or its subsidiaries' relationship with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin increased to $3,105,000 for the three months ended June 30, 1999, from $2,653,000 for the three months ended June 30, 1998. As a percentage of sales, gross margin for the quarter ended June 30, 1999 was 32% and was comprised of gross margin for Systems Revenue of 35% and gross margin for Service Revenue of 27%. Gross margin for the quarter ended June 30, 1998 was 34% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 33%. As a percentage of revenue, the improvement in Systems Revenue gross margin is attributable to product mix. As a percentage of revenue, the decrease in Service Revenue gross margin is attributable to higher costs associated with servicing older systems.

         Gross margin increased $788,000 to $5,641,000 for the six months ended June 30, 1999 from $4,853,000 for the six months ended June 30, 1999. The increase in Systems Revenue gross margin is primarily attributable to the QBM acquisition due to the fact that only two month's contribution of gross margin by QBM being recognized in 1998 compared to a full six months contribution in 1999. As a percentage of sales, gross margin for the six months ended June 30, 1999 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 27%. Gross margin for the six months ended June 30, 1998 was 34% and was comprised of gross margin for Systems Revenue of 36% and Service Revenue of 31%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to product mix. As a percentage of revenue, the decrease in Service Revenue gross margin is attributable to lower billable service income compared to the prior year which has a higher gross margin as compared to fixed fee service maintenance contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the second quarter of 1999 of $2,786,000 increased by $357,000 from the comparable prior-year period and represented 29% of total revenue, versus 31% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars between the second quarter of 1999 as compared to the comparable quarter in 1998 was partly due to a full quarter of QBM expense and partly due to a $100,000 provision related to the class action settlement. (SEE LEGAL PROCEEDINGS).

         Total selling, general and administrative expenses for the six months ended June 30, 1999 of $5,460,000 increased by $603,000 from the comparable prior-year period and represented 31% of total revenue, versus 34% of total revenue in the comparable prior year six month period. The increase in expenses in absolute dollars between the six months of 1999 versus the comparable six months of 1998 was primarily due to QBM. The decrease in selling, general and administrative expenses as percentage of revenue is a result of lower corporate expenses incurred as a result of management changes.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $168,000 and $404,000 during the three- and six-month periods ended June 30, 1999 compared to $155,000 and $321,000 incurred during the three- and six-month periods ended June 30, 1998. The increase in absolute dollars is attributable to software development costs at Smyth to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets and to make such software Year 2000 compliant.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $8,000 and $20,000 for the three- and six-month periods ended June 30, 1999 compared to $37,000 and $69,000 for the three- and six-month periods ended June 30, 1998. For the periods ended June 30, 1998, the Company earned dividend income from a purchasing cooperative of cash register dealers. For the periods ended June 30, 1999, interest income is related to the recognition of finance charges on delinquent accounts. The Company recognized interest expense of $111,000 and $247,000 for the three-and six-month periods ended June 30, 1999 compared to $101,000 and $190,000 for the three- and six-month periods ended June 30, 1998. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issuance costs. The increase was a direct result of increased average borrowings under the existing credit facilities over the prior year.

INCOME TAX PROVISION

         The Company recorded a slight income tax provision for the three- and six-month periods ended June 30, 1999 and 1998, respectively. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the quarter ended June 30, 1999 was $20,000, consisting of the Company's net income of $45,000, accretion of $52,000 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Preferred Stock of $13,000. The Company's net loss applicable to common stockholders for the six months ended June 30, 1999, was $518,000, consisting of the Company's net loss for the quarter of $453,000, accretion of $52,000 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Series B Preferred Stock of $13,000.

         The Company's net loss applicable to common stockholders for the quarter ended June 30, 1998 was $11,000, consisting of the Company's net income of $4,000 and cumulative dividends on the Series A Preferred Stock of $15,000. The Company's net loss applicable to common stockholders for the six months ended June 30, 1998, was $936,000, consisting of the Company's net loss for the quarter of $449,000, accretion of $242,000 to increase the Series A Preferred Stock issued on March 18, 1998 to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Series A Preferred Stock of $228,000 and cumulative dividends on the Series A Preferred Stock of $17,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $785,000, working capital of $168,000 and capitalization of $5,913,000 at June 30, 1999. During the six months ended June 30, 1999, the Company utilized $139,000 of cash from operations; used $10,000 for the final installment for the acquisition of QBM, utilized $57,000 for the purchase of property and equipment and generated $57,000 from other investing activities; and generated $788,000 from financing activities, which primarily related to net borrowings under the Company's line of credit facilities, issuance of Series B Preferred Stock and repayments under various debt agreements. During the six months ended June 30, 1998, the Company utilized $1,280,000 of cash in operations; utilized $573,000 for the acquisition of QBM and generated $22,000 from other investing activities; and generated $2,164,000 from financing activities, which consisted of the net impact of borrowings under the Company's line of credit, repayments under various debt agreements and the issuance of Series A Preferred Stock.

         On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and the Company's eligible accounts receivable and inventories are collateral. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $3,576,000 and $3,216,000 bearing interest at 9.5% and 10.25% at June 30, 1999 and 1998, respectively. As of June 30, 1999, the Company was in compliance with the covenants under the credit facility.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,000 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrants shall be reduced by an amount equal to $0.5 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,000 to increase the carrying value to the liquidation value of $500,000. The Company also accrued cumulative preferred dividends of $13,000 at June 30, 1999.

         The Company believes that the additional capital infusion along with its availability on the Company's current asset based line of credit will be sufficient to meet its working capital requirements until December 31, 1999. At June 30, 1999, approximately $940,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to continue its acquisition strategy and may incur additional costs and expenditures to expand operational and financial systems. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company currently intends to obtain financing through future issuance of debt or equity securities during 1999. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing and the achievement of sustained profitable operations.

NEED FOR ADDITIONAL FINANCING FOR INTERNAL GROWTH AND TO IMPLEMENT ACQUISITION STRATEGY

         Historically, the Company's acquisitions had annual, average growth rate of five percent. To grow the business faster than the average growth rate will require working capital because of the requirement to obtain equipment, to setup equipment, to install software, to customize the system by programming the software to customer specifications, for burn-in and to run the system for failure testing and to train the customer how to use their system. Generally, this requires at a minimum of sixty days. The current asset-based line of credit restricts borrowings unless eligible collateral of accounts receivable and inventory exceed the current loan balance. Because of the lack of financing to continue the Company's original growth strategy, the Company has altered its strategy to grow the businesses internally. The rate of growth will be dependent upon the Company's ability to generate working capital from operations or to raise additional working capital to ensure a steady flow of equipment. There are no assurances the Company will be successful with this strategy.

         The Company has engaged, and in the foreseeable future will likely continue to engage, in discussions with several other retail automation solution providers regarding possible acquisitions, some of which could be material. To continue this acquisition strategy, the Company will need to obtain additional financing. Until such funds are obtained, the Company does not have enough cash available to acquire additional dealers or related businesses and therefore, its future acquisition activities have been suspended.

MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES

         The Company's common stock was traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 stockholders.

         On January 20, 1999, the Company was notified by Nasdaq that the Company's shares of common stock had failed to maintain a closing bid price greater than or equal to $1.00 over a thirty consecutive day trading period. To be eligible for continued listing, the Company's shares of common stock had to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive trading days by April 20, 1999. According to Nasdaq, the Company did not achieve this compliance requirement and in addition had failed to meet the $2,000,000 net tangible assets requirement as well. The Company was granted a hearing on June 9, 1999. The outcome of that meeting resulted in a stay of delisting until August 9, 1999. By August 9, 1999, Nasdaq required the Company to reverse split the stock to evidence a closing bid price or at least $1.00 per share for a minimum of ten consecutive trading days. In addition, the Company must make a public filing with the Securities and Exchange Commission of $3,100,000 in net tangible assets. On August 2, the Company was notified by Nasdaq that the Company will be unable to satisfy the terms of the exception granted, and accordingly, the Company's securities were delisted from The Nasdaq Stock Market effective at the close of business on August 2, 1999. The securities of the Company now trade on the OTC Bulletin Board.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 1:
Legal Proceedings and Commitments and Contingencies, Notes to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999 , the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Court has ordered that a fairness hearing will be held on September 15, 1999 whereby the Court will consider approving the final terms and conditions of this proposed settlement. The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the quarter ended June 30, 1999.

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The case is pending in the United District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The Company has filed a motion to transfer venue and have the case moved from Ohio to the Federal Courts in Southern California. That motion is still pending before the court as of August 13, 1999 and the court has stayed all discovery pending its ruling upon such motion. The outcome of this litigation is not currently predictable.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker is claiming that the Company owes Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company has requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman is also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company has agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 not later than September 9, 1999 or prior thereto in the event the Company completes certain financing. The Spindler Family Trust has also agreed to sell to the Company 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. The Company has not acquired any of its shares from the Spindler Family Trust as of the date hereof. Under the Settlement Agreement with Richard Walker, the Walker Family Trust has provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000 at any time on or prior to September 30, 1999.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, some computer systems and software used by companies may need to be upgraded to comply with such "Year 2000" requirements. Most of the POS products sold by the Company have date sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in report generation or even more significant operational problems that could hinder a business's ability to function on a day to day basis.

         The Company upgraded its software for club and resort applications so that it will run on the latest operating systems. This effort began in early part of 1997and involved checking each module and program to verify that the software can successfully read a January 1, 2000 date and changing all programs that needed to be updated. As of June 30 1999, the Company had completed 100% of the checking of programs in its software. The software is released periodically to customers, including the enhancements for Year 2000. As programs in each module are completed, they are sent to the customer in a subsequent release. Release dates of these various modules began in the fourth quarter of 1998 and continued through June 30, 1999. During this quarter ended June 30, 1999, the Company began to send program upgrades to its current customer base under a support agreement to make their system Year 2000 compliant. The Company also sent letters to its current, known customer based informing the customer about Year 2000 compliance. There is a risk that customers who fail to respond to the Company's letters may take legal action against the Company. To date, since 1998, the Company currently estimates it expended approximately $150,000 to $200,000 to make such software Year 2000 compliant. Although the Company believes that such software is Year 2000 compliant, there can be no assurances that compliance was achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         The Company continues to make inquiries of its vendors of POS systems and cash registers regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver products and services as a result of Year 2000 issues. Manufacturers of these products were required to document Year 2000 compliance for each product they sell by December 31, 1998. In general, the Company has received statements indicating that our vendors' applications, both hardware and software, do or will soon meet Year 2000 requirements. If the Company determines that a particular vendor will be impacted by this problem, the Company will identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such delay or failure to identify an additional or replacement vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. However, based on recent inquiries, the Company does not believe that replacement of existing vendors is required at this time.

         In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase hardware and software products such as those offered by the Company. The Company cannot estimate at this time the potential loss of revenue based on this uncertainty. The Company will continue to assess all of its products it sells and services to verify Year 2000 compliance. The Company has taken a proactive approach and has notified customers about Year 2000 problems. The Company is in the process of formulating a support plan to ensure our customers will be Year 2000 compliant including an emergency response system.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

         The Company's business can be subject to seasonal influences. The POS dealers and systems integrators which the Company has acquired to date have typically had lower revenues in the quarters ending March 31 and December 31; however, the Company's quarterly operating results are affected by a number of other factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of a retail automation solution system. The changing of such delivery dates is beyond the Company's control primarily due to lower level of new store openings by customers caused by inclement weather, contractor delays, financing concerns and/or holidays. Quarterly sales and operating results, therefore, depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's business, results of operations, financial condition and cash flows. The Company believes that due to these factors, quarterly results may fluctuate accordingly; therefore, there can be no assurances that results in a specific quarter are indicative of future results.

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

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company's strategy is to increase its revenue and the markets it serves through the acquisition of additional POS dealers and value added resellers serving retail end users. From its inception through August 14, 1999, the Company has completed seven acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve sales and profitability that justify the Company's investment in these companies or that acquired companies will not have unknown liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available, that financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations.

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

         In connection with seven of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon, among other things, the acquired companies' pre-tax profits. As of June 30, 1999, none of the acquired companies have met their baseline, performance standards and accordingly, the Company has not made any bonus payments or incurred any liability under any of such employment agreements.

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

         CONSIDERATION FOR ACQUIRED COMPANIES EXCEEDS ASSET VALUE. Valuations of the companies acquired by the Company have not been undertaken based on independent appraisals, but have been determined through arm's-length negotiations between the Company and representatives of such companies. The consideration for each such company has been based primarily on the judgment of management as to the value of such company as a going concern and not on the book value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets may have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Specifically, during the fourth quarter of 1997, the Company recorded a goodwill write-down of approximately $1,871,000 which consisted of $1,442,000 related to Smyth Systems, $419,000 related to CRI and $10,000 related to its other subsidiaries. SEE "GOODWILL WRITE-DOWN" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 1998. No assurance can be given that the facts and circumstances surrounding the write-down will not occur in the future. Moreover, the Company has incurred and expects to incur significant amortization charges resulting from consideration paid in excess of the book value of the assets of the companies acquired and companies which may be acquired in the future.

         SUBSTANTIAL COMPETITION. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, reputation and geographical location of dealers. The current trend in the industry is that some manufacturers are progressing from geographical restrictions towards open territory; thereby increasing the competitive risk to the Company. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company to compete in an "open territory" market. In addition, there are original equipment manufacturers of POS equipment and value-added resellers that specialized in software applications for the POS industry that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and software and the Company's ability to purchase equipment and software in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products) and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 31% of revenues for the six month period ended June 30, 1999, with sales of Panasonic and NCR products accounting for 9% and 22% of the Company's total revenue in that six month period, respectively. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, software, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         RELIANCE ON KEY PERSONNEL. Implementation of the Company's acquisition strategy is largely dependent on the efforts of a few senior officers including certain former principals of businesses acquired. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees could have a material adverse effect upon the company's business, results of operations or financial condition..

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

         ABSENCE OF DIVIDENDS. The Company has not paid dividends on its common stock to date. The current line of credit does prohibit the Company from paying cash dividends and the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company has received a waiver from such covenant on its Series B Preferred Stock issued on April 15, 1999. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering are also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. The case is pending in the United States District Court for the Southern District of New York. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs seek unspecified monetary damages. The plaintiffs' complaint alleges claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999 , the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Court has ordered that a fairness hearing will be held on September 15, 1999 whereby the Court will consider approving the final terms and conditions of this proposed settlement. The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the quarter ended June 30, 1999.

         On September 30, 1998, Maurice R. Johnson filed a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The case is pending in the United District Court for the Southern District of Ohio. The plaintiff, Mr. Maurice R. Johnson, is claiming that the Company owes Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. The Company denies that it has any liability and intends to vigorously defend itself. The Company has filed a motion to transfer venue and have the case moved from Ohio to the Federal Courts in Southern California. That motion is still pending before the court as of August 13, 1999 and the court has stayed all discovery pending its ruling upon such motion. The outcome of this litigation is not currently predictable.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker is claiming that the Company owes Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company has requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman is also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company has agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 not later than September 9, 1999 or prior thereto in the event the Company completes certain financing. The Spindler Family Trust has also agreed to sell to the Company 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. The Company has not acquired any of its shares from the Spindler Family Trust as of the date hereof. Under the Settlement Agreement with Richard Walker, the Walker Family Trust has provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000 at any time on or prior to September 30, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (b) The following is a summary of transactions by the Company during the three months ended June 30, 1999, involving sales or issuance of the Company's securities that were not registered under the Securities Act.

          (1) On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holder of Series B Preferred Stock shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has not voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company. The purchaser received 150,000 warrants at an exercise price of $1.00. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrants shall be reduced by an amount equal to $0.5 per month for each month that any of the Series B remains outstanding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the Company's stockholders was held on July 21, 1999 in Irvine, California. Matters submitted to a vote of security holders were as follows:

      (1) The election of the following four directors to hold office until the next annual meeting and until their successors are elected and duly qualified:

                        Director                  For               Withheld
                  ----------------------      -------------       -------------

                  Lawrence Cohen                 5,921,345              31,601
                  Dr. Jack Borsting              5,921,345              31,601
                  Peter Stranger                 5,921,345              31,601
                  Michael S. Shimada             5,921,195              31,751

      (2) The approval for the Board of Directors to effect up to a 1-for-3 reverse stock split of the Company's outstanding Common Stock and amend it Certificate of Incorporation for this purpose.

                  In Favor                       5,647,103
                  Opposed                          246,286
                  Abstentions                       59,557
                  Broker Non-Votes                       0

      (3) The approval of the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 1999.

                  In Favor                       5,861,418
                  Opposed                            4,311
                  Abstentions                       87,217


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11*      Calculation of Earnings per Share
                  27*      Financial Data Schedule

                  * Filed herewith.

         (b)      Reports on Form 8-K

                  During the three months ended June 30, 1999, the Company did not file any Current Reports on Form 8-K.

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







      August 16, 1999               By: /s/ MICHAEL S. SHIMADA
-----------------------------       --------------------------------------------
          Date                      Michael S. Shimada
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)