Form 10QSB/A
period 1999-06-30
BRISTOL RETAIL SOLUTIONS INC
filed 1999-08-18
CIK 1016657

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ____________ to ____________

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)



             DELAWARE                                     58-2235556
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

5000 BIRCH STREET, SUITE 205, NEWPORT BEACH, CALIFORNIA          92660
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

AMENDMENT

      The amendment to the financial disclosures for the quarterly period ended June 30, 1999 contained in this Form 10-QSB/A is a correction of an error. The Company had issued 150,000 warrants to the purchaser of its Series B Preferred Stock at a exercise price of $1.00 which contained a provision for the price to be adjusted from time to time as set forth in the warrant agreement. This adjustment was disclosed in three areas of the 10-QSB, STOCKHOLDERS' EQUITY, LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following statement has been revised to reflect a $0.05 versus $0.5. per month adjustment. The sentence is revised as follows, "In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding".

STOCKHOLDERS' EQUITY

         On April 1, 1999, the Company issued 47,763 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,000 to increase the carrying value to the liquidation value of $500,000. The Company also accrued cumulative preferred dividends of $13,000 at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,000 to increase the carrying value to the liquidation value of $500,000. The Company also accrued cumulative preferred dividends of $13,000 at June 30, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (b) The following is a summary of transactions by the Company during the three months ended June 30, 1999, involving sales or issuance of the Company's securities that were not registered under the Securities Act.

          (1) On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock for $500,000 to an accredited investor. The holder of Series B Preferred Stock shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends at the rate of twelve (12%) per annum of the original issue price of the Series B Preferred Stock. The Series B Preferred Stock is not convertible, has not voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser received 150,000 warrants at an exercise price of $1.00. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bristol Retail Solutions, Inc.
                                   ---------------------------------------------
                                            (Registrant)






     August 17, 1999               By: /s/ MICHAEL S. SHIMADA
--------------------------         ---------------------------------------------
          Date                     Michael S. Shimada
                                   Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)