Form 10QSB
period 1999-09-30
BRISTOL RETAIL SOLUTIONS INC
filed 1999-11-22
CIK 1016657

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _______________

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $.001 par value - 6,963,282 shares as of November 12, 1999 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of November 12, 1999

      Transitional Small Business Disclosure Format (check one):
Yes ___  No _X_


                                             BRISTOL RETAIL SOLUTIONS, INC.

                                                          Index

Part I     --- FINANCIAL INFORMATION                                                                   Page

           Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheet as of September 30, 1999                                      3

                Consolidated Statements of Operations for the three months ended September 30, 1999
                and 1998                                                                                 4

                Consolidated Statements of Operations for the nine months ended September 30, 1999
                and 1998                                                                                 5

                Consolidated Statements of Cash Flows for the nine months ended September 30, 1999
                and 1998                                                                                6-7

                Notes to Consolidated Financial Statements                                              8-11

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                         12-22

Part II    --- OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                   23
           Item 5.  Other Information                                                                   24
           Item 6.  Exhibits and Reports on Form 8-K                                                    24

Signature                                                                                               25


                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1999


                                          ASSETS
Current assets
      Cash and cash equivalents                                                            $    396,296
      Accounts receivable, net of allowance for doubtful accounts of $372,720                 7,708,222
      Inventories                                                                             4,710,967
      Prepaid expenses and other current assets                                                 433,561
      Current portion of note receivable                                                        156,436
                                                                                           -------------
           Total current assets                                                              13,405,482

Property and equipment, at cost:
      Furniture and equipment                                                                 1,082,547
      Automobiles                                                                               268,177
      Leasehold improvements                                                                    114,108
                                                                                           -------------
                                                                                              1,464,832
      Accumulated depreciation and amortization                                                (660,490)
                                                                                           -------------
           Property and equipment, net                                                          804,342

Intangible assets, net of accumulated amortization of $742,382                                4,338,619
Note receivable - noncurrent portion                                                            103,881
Capitalized software development costs, net                                                     345,862
Other assets                                                                                    289,915
                                                                                           -------------
           Total assets                                                                    $ 19,288,101
                                                                                           =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                                $  4,309,885
      Accounts payable                                                                        4,196,701
      Accrued salaries, wages and related benefits                                              560,786
      Accrued expenses                                                                          427,828
      Deferred service revenue                                                                2,237,618
      Customer advances                                                                       1,491,924
      Current portion of note payable to related party                                           24,704
      Current portion of long-term debt                                                          12,880
      Current portion of capital lease obligations                                               45,197
                                                                                           -------------
           Total current liabilities                                                         13,307,523

Long-term debt                                                                                   70,646
Capital lease obligations - noncurrent portion                                                   68,548
Other long-term liabilities                                                                     103,754
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.001 par value:
       4,000,000 shares authorized;
       Series A Convertible Preferred Stock: no shares issued or outstanding                         --
    Preferred stock, $1.00 stated value:
       1,000,000 shares authorized;
       Series B Preferred Stock: 500,000 shares issued and 400,000 shares outstanding           400,000
    Common stock, $.001 par value:
       20,000,000 shares authorized; 6,968,282 and 6,963,282 shares issued and outstanding        6,968
    Additional paid-in capital                                                               13,259,222
    Accumulated deficit                                                                      (7,903,935)
                                                                                           -------------
                                                                                              5,762,255
    Less 5,000 shares of treasury stock, at cost                                                (24,625)
                                                                                           -------------
           Total stockholders' equity                                                         5,737,630
                                                                                           -------------
           Total liabilities and stockholders' equity                                      $ 19,288,101
                                                                                           =============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Three Months Ended September 30,
                                                                                   1999          1998
                                                                              -------------   -------------
Revenue:
       System sales and installation                                          $  6,525,829    $  6,383,979
       Service and supplies sales                                                3,226,676       3,039,483
                                                                              -------------   -------------
Total revenue                                                                    9,752,505       9,423,462
Cost of revenue:
       System sales and installation                                             4,323,826       4,430,008
       Service and supplies sales                                                2,289,341       2,334,270
                                                                              -------------   -------------
Total cost of revenue                                                            6,613,167       6,764,278

Gross margin                                                                     3,139,338       2,659,184

Operating expenses:
            Selling, general and administrative expenses                         2,927,099       2,693,541
            Research and development costs                                         128,958         181,254
                                                                              -------------   -------------
Total operating expenses                                                         3,056,057       2,874,795
                                                                              -------------   -------------
Operating income (loss)                                                             83,281        (215,611)

Other expense, net                                                                 143,583         116,392
                                                                              -------------   -------------
Loss before income taxes                                                           (60,302)       (332,003)
Provision for income tax                                                             1,208           6,991
                                                                              -------------   -------------
Net loss and comprehensive net loss                                           $    (61,510)   $   (338,994)
                                                                              =============   =============

Net loss                                                                      $    (61,510)   $   (338,994)
Cumulative dividends for Series A Convertible Preferred Stock                           --          (7,580)
Cumulative dividends for Series B Preferred Stock                                  (14,333)             --
                                                                              -------------   -------------
Net loss applicable to common stockholders                                    $    (75,843)   $   (346,574)
                                                                              =============   =============

Basic and diluted net loss to common stockholders                             $      (0.01)   $      (0.06)
                                                                              =============   =============

Basic and diluted weighted average common shares outstanding                     6,963,282       5,876,201
                                                                              =============   =============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                                  1999            1998
                                                                              -------------   -------------
Revenue:
       System sales and installation                                          $ 18,262,699    $ 15,291,245
       Service and supplies sales                                                9,238,653       8,312,927
                                                                              -------------   -------------
Total revenue                                                                   27,501,352      23,604,172
Cost of revenue:
       System sales and installation                                            12,041,021      10,128,962
       Service and supplies sales                                                6,679,713       5,962,959
                                                                              -------------   -------------
Total cost of revenue                                                           18,720,734      16,091,921
                                                                              -------------   -------------
Gross margin                                                                     8,780,618       7,512,251

Operating expenses:
            Selling, general and administrative expenses                         8,387,364       7,550,927
            Research and development costs                                         532,523         501,775
                                                                              -------------   -------------
Total operating expenses                                                         8,919,887       8,052,702
                                                                              -------------   -------------
Operating loss                                                                    (139,269)       (540,451)

Other expense, net                                                                 370,996         237,642
                                                                              -------------   -------------
Loss before income taxes                                                          (510,265)       (778,093)
Provision for income tax                                                             4,158           9,626
                                                                              -------------   -------------
Net loss and comprehensive net loss                                           $   (514,423)   $   (787,719)
                                                                              =============   =============

Net loss                                                                      $   (514,423)   $   (787,719)
Preferred stock accretion and dividends:
            Accretion related to Series A Convertible Preferred Stock                   --        (241,916)
            Accretion related to Series B Preferred Stock                          (52,500)             --
            Imputed dividends for Series A Convertible Preferred Stock                  --        (227,589)
            Cumulative dividends for Series A Convertible Preferred Stock               --         (23,300)
            Cumulative dividends for Series B Preferred Stock                      (26,883)             --
                                                                              -------------   -------------
Net loss applicable to common stockholders                                    $   (593,806)   $ (1,280,524)
                                                                              =============   =============

Basic and diluted net loss to common stockholders per share                   $      (0.09)   $      (0.22)
                                                                              =============   =============

Basic and diluted weighted average common shares outstanding                     6,947,536       5,697,308
                                                                              =============   =============



See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                                  1999            1998
                                                                              -------------   -------------
Cash flows from operating activities:
     Net loss                                                                 $   (514,423)   $   (787,719)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                208,586         204,604
       Amortization                                                                443,661         375,485
       Provision for doubtful accounts                                              19,308              --

       Changes in operating assets and liabilities:
              Accounts receivable                                               (2,201,493)     (3,586,554)
              Inventories                                                           (3,454)        167,114
              Prepaid expenses and other assets                                   (101,352)       (557,990)
              Accounts payable                                                     310,886       1,552,071
              Other accrued expenses                                              (543,515)       (124,300)
              Deferred revenue                                                     390,055         203,583
              Customer advances                                                    919,819          44,519
              Other long-term liabilities                                               --          27,567
                                                                              -------------   -------------
Net cash used in operating activities                                           (1,071,922)     (2,481,620)

Cash flows from investing activities:
       Cash paid for final installment, acquisition                                (10,000)             --
       Cash paid for acquisitions, net of cash acquired                                 --        (572,726)
       Receivables from rescinded acquisition                                       61,807          97,335
       Purchases of property and equipment                                        (124,606)       (103,435)
                                                                              -------------   -------------
Net cash used in investing activities                                              (72,799)       (578,826)

Cash flows from financing activities:
       Repayment of capital lease obligations                                      (44,775)        (20,795)
       Net borrowings on line of credit                                          1,079,619       2,282,170
       Repayment of long-term debt                                                 (16,326)        (44,481)
       Repayment (issuance) of note payable to related party                       (45,296)         59,141
       Issuance of preferred stock, net of offering costs                          500,000         827,577
       Redemption of preferred stock                                              (100,000)             --
       Issuance of common stock, net of offering costs                              21,560          52,459
                                                                              -------------   -------------
Net cash provided by financing activities                                        1,394,782       3,156,071

Net increase in cash and cash equivalents                                          250,061          95,625
Cash and cash equivalents at beginning of period                                   146,235         349,461
                                                                              -------------   -------------
Cash and cash equivalents at end of period                                    $    396,296    $    445,086
                                                                              =============   =============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                 $    357,683    $    290,006
                                                                              =============   =============
       Cash paid for income taxes, net                                        $      9,258    $     21,424
                                                                              =============   =============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Supplemental disclosures of cash flow information (continued):                Nine Months Ended September 30,
                                                                                 1999              1998
                                                                              -------------   -------------
Supplemental disclosures of non-cash transactions:
           Warrants issued in connection with the line of credit              $         --    $     38,595
                                                                              =============   =============
           Warrants issued in connection with the sale of preferred stock     $     52,500    $     69,500
                                                                              =============   =============
           Inventory received in payment of rescinded acquisition receivable  $         --    $    250,000
                                                                              =============   =============
           Capital lease obligations and notes to finance capital assets      $     45,860    $         --
                                                                              =============   =============


Non-cash transactions relating to Preferred Stock:
           Preferred stock accretion recorded to increase Series A
              Preferred Stock to redemption value                             $         --    $    241,916
                                                                              =============   =============
           Imputed dividend on Series A Convertible Preferred Stock
              recorded for value of beneficial conversion feature             $         --    $    227,589
                                                                              =============   =============
           Preferred stock accretion recorded to increase Series B
              Preferred Stock to redemption value                             $     52,500    $         --
                                                                              =============   =============





See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1999


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full service retail automation solution providers. From its inception through September 30, 1999, the Company has completed seven acquisitions. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service maintenance agreements. Currently, the Company has sales and service operations located in sixteen cities and seven states, primarily located in the Western and Midwestern regions of the United States.

         The accompanying consolidated September 30, 1999 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS) which includes Quality Business Machines (QBM); Smyth Systems, Inc. (Smyth); and Pacific Cash Register and Computer, Inc. (PCR). All inter-company accounts and transactions have been eliminated in consolidation.

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

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three and nine months ended September 30, 1999 and 1998, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating losses.

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


   FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                                       Loss           Shares        Per-Share
                                                                   (Numerator)    (Denominator)       Amount
                                                                  -------------   -------------   -------------
   BASIC LOSS PER SHARE
   Net loss                                                       $    (61,510)
   Cumulative dividends for Series B Preferred Stock                   (14,333)
                                                                  -------------
   Loss applicable to common stockholders                         $    (75,843)      6,963,282    $      (0.01)
                                                                                                  =============

   Effect of Dilutive Securities                                            --              --
                                                                  -------------   -------------

   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                         $    (75,843)      6,963,282    $      (0.01)
                                                                  =============   =============   =============

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

   BASIC LOSS PER SHARE
   Net loss                                                       $   (514,423)
   Accretion related to Series B Preferred Stock                       (52,500)
   Cumulative dividends for Series B Preferred Stock                   (26,833)
                                                                  --------------
   Loss applicable to common stockholders                             (593,806)      6,947,536    $      (0.09)
                                                                                                  =============

   Effect of Dilutive Securities                                            --              --
                                                                  -------------   -------------
   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                         $   (593,806)      6,947,536    $      (0.09)
                                                                  =============   =============   =============

         Basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options and warrants were antidilutive for the three- and nine -months ended September 30, 1999.

STOCKHOLDERS' EQUITY

         On April 1, 1999, the Company issued 47,763 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan. On November 1, 1999, the Board of Directors suspended the 1997 Employee Stock Purchase Plan.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,000 to increase the carrying value to the liquidation value of $500,000. The Company also recorded cumulative preferred dividends of $27,000 as of September 30, 1999. On September 10, 1999, the Company redeemed $100,000 shares of the Series B.

COMPREHENSIVE OPERATIONS

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all charges in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. There were no items of other comprehensive operations for the three and nine month periods ended September 30, 1999 and 1998.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the nine months ended September 30, 1999.

         In the United States District Court for the Southern District of Ohio, Maurice R. Johnson filed on September 30, 1998, a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging breach of employment contract and violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The plaintiff, Mr. Maurice R. Johnson, claimed that the Company owed Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. On October 25, 1999, the Company reached a settlement with Mr. Johnson. Under the settlement agreement, the Company will pay Mr. Johnson $24,050 in consideration for the case to be dismissed. In addition, the Company agreed to hire Mr. Johnson as a consultant until April 1, 2002 at a monthly rate of $1,300 per month and pay approximately $472 per month for group medical insurance for the duration of his consulting agreement. Based on this agreement, all claims by either party have been dismissed.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker claimed that the Company owed Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company had requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman was also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 no later than September 9, 1999 or prior thereto in the event the Company completes certain financing. The Spindler Family Trust has also agreed to sell to the Company 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. On September 9, 1999, the Company and Paul Spindler amended the previous agreement to extend the previous agreement until December 9, 1999. The Company paid Paul Spindler one-half of the $40,000 consulting fee on September 9, 1999. Under the Settlement Agreement with Richard Walker, the Walker Family Trust provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000 at any time on or prior to September 30, 1999. The 710,477 shares of common stock, previously owned by Richard Walker, were transferred to the certain third parties, as approved by the Board of Directors, on September 30, 1999.


SUBSEQUENT EVENT

         The Company announced November 22, 1999 that it has signed a definitive agreement for the sale of its Ohio division to a private company for approximately $1,600,000 of net proceeds in cash in exchange for certain assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's audited consolidated financial statements for the year ended December 31, 1998.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the nine months ended September 30, 1999. Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. The dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Therefore, these year-over-year changes are not necessarily indicative of changes that will occur in the future. The Company has suspended its acquisition strategy, however, if the Company obtains financing, it may pursue acquisitions in the future and expects that acquisitions will continue to impact the Company's future operating results.

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

         Total revenue for the quarter ended September 30, 1999 was $9,753,000 and was comprised of revenue from the seven companies the Company has acquired. This represents an increase of 4% from the Company's total revenue of $9,423,000 for the quarter ended September 30, 1998. The slight increase in revenue is primarily attributable to an improvement in Systems Revenue due to increased demand from wholesale grocers and an improvement in Service Revenue due to an increase in maintenance contracts as a result of increased demand in systems sales.

         Total revenue for the nine months ended September 30, 1999 was $27,501,000, a 17% increase over the comparable nine months ended September 30, 1998. The increase in revenue is primarily attributable to the Quality Business Machines (QBM) acquisition due to the fact that in 1998, only five months of QBM's revenue was recognized. The remaining increase is attributable to an improvement in Systems Revenue due to increased demand from franchises and wholesale grocers and an improvement in Service Revenue due to an increase in maintenance contracts as result of increased demand in systems sales.

         Total revenue for the quarter ended September 30, 1999 was comprised of 67% Systems Revenue and 33% Service Revenue, as compared to a revenue composition of 68% Systems Revenue and 32% Service Revenue for the quarter ended September 30, 1998. Total revenue for the nine months ended September 30, 1999 was comprised of 66% Systems Revenue and 34% Service Revenue, as compared to a revenue composition of 65% Systems Revenue and 35% Service Revenue for the nine months ended September 30, 1998. The mix of revenue from 1998 to 1999 for both the three- and nine-month periods were comparable. Future mix of revenue composition will depend on the timing of systems sales and installation and the timing of recognizing revenue from maintenance contracts.

         One customer, Fleming Companies, Inc., accounted for more than 10% of total revenue for the three- and nine-month periods ended September 30, 1999. No customer accounted for 10% of total revenue for the three- and nine-month periods ended September 30, 1998. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 34% and 32% of total revenue for the three-and nine-month periods ended September 30, 1999, and approximately 40% and 32% of total revenue for the three- and nine-month periods ended September 30, 1998. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. A change in the Company's or its subsidiaries' relationship with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin increased to $3,139,000 for the three months ended September 30, 1999, from $2,659,000 for the three months ended September 30, 1998. As a percentage of sales, gross margin for the quarter ended September 30, 1999 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 29%. Gross margin for the quarter ended September 30, 1998 was 28% and was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 23%. The improvement in Systems Revenue gross margin is related to the year-ago efforts to increase business in existing and new regions by offering new software and point-of-sale products at reduced prices. As a percentage of revenue, the increase in Service Revenue gross margin is related to an increase in contract maintenance revenue and time and material billing rates that offset a year-ago increase in support and service personnel.

         Gross margin increased $1,268,000 to $8,781,000 for the nine months ended September 30, 1999 from $7,512,000 for the nine months ended September 30, 1999. The increase in Systems Revenue gross margin is primarily attributable to the QBM acquisition due to the fact that only five month's contribution of gross margin by QBM being recognized in 1998 compared to a full nine months contribution in 1999. As a percentage of sales, gross margin for the nine months ended September 30, 1999 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 28%. Gross margin for the nine months ended September 30, 1998 was 32% and was comprised of gross margin for Systems Revenue of 34% and Service Revenue of 28%. The change in gross margin percentage was comparable and the gross margins for the nine months ended September 30, 1999 and 1998 are reflective of past performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the third quarter of 1999 of $2,927,000 increased by $234,000 from the comparable prior-year period and represented 30% of total revenue, versus 29% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars between the third quarter of 1999 as compared to the comparable quarter in 1998 was partly due to an increase in sales commission costs related to improved gross margins as sales personnel commission is based on achievement of certain gross margins. The increased in sales costs was partially offset by a decrease in corporate expenses due to management changes at the beginning of this fiscal year.

         Total selling, general and administrative expenses for the nine months ended September 30, 1999 of $8,387,000 increased by $836,000 from the comparable prior-year period and represented 31% of total revenue, versus 32% of total revenue in the comparable prior year nine month period. The increase in expenses in absolute dollars between the nine months of 1999 versus the comparable nine months of 1998 was primarily due to QBM, an increase in sales commission costs, and the $100,000 legal provision related to the class action settlement recognized during the quarter ended June 30, 1999. (SEE LEGAL PROCEEDINGS). The decrease in selling, general and administrative expenses as percentage of revenue is a result of lower corporate expenses incurred as a result of management changes in the beginning of the fiscal year 1999.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $129,000 for the three months ended September 30, 1999, a $52,000 decrease from the comparable prior-year period and represents 1% of total revenue, versus 2% for the three months ended September 30, 1998. The decrease is attributable to the completion of work related to making the software Year 2000.

         Research and development costs were $533,000 during the nine-month period ended September 30, 1999 compared to $502,000 incurred during the nine-month period ended September 30, 1998. The increase in absolute dollars is attributable to software development costs at Smyth to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets and to make such software Year 2000 compliant.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $2,000 and $20,000 for the three- and nine-month periods ended September 30, 1999 compared to $23,000 and $93,000 for the three- and nine-month periods ended September 30, 1998. For the periods ended September 30, 1998, the Company earned dividend income from a purchasing cooperative of cash register dealers and from finance charges on delinquent accounts earned and collected. For the periods ended September 30, 1999, interest income is related to the recognition of finance charges on delinquent accounts earned and collected. The Company recognized interest expense of $148,000 and $395,000 for the three-and nine-month periods ended September 30, 1999 compared to $138,000 and $329,000 for the three- and nine-month periods ended September 30, 1998. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issuance costs. The increase was a direct result of increased average borrowings under the existing credit facilities over the prior year.

INCOME TAX PROVISION

         The Company recorded a slight income tax provision for the three- and nine-month periods ended September 30, 1999 and 1998, respectively. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the quarter ended September 30, 1999 was $76,000, consisting of the Company's net loss for the quarter of $62,000 and cumulative dividends on the Series B Preferred Stock of $14,000. The Company's net loss applicable to common stockholders for the nine months ended September 30, 1999, was $594,000, consisting of the Company's net loss of $514,000, accretion of $53,000 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Series B Preferred Stock of $27,000.

         The Company's net loss applicable to common stockholders for the quarter ended September 30, 1998 was $347,000, consisting of the Company's net loss of $339,000 and cumulative dividends on the Series A Preferred Stock of $8,000. The Company's net loss applicable to common stockholders for the nine months ended September 30, 1998, was $1,281,000, consisting of the Company's net loss of $788,000, accretion of $242,000 to increase the Series A Preferred Stock issued on March 18, 1998 to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Series A Preferred Stock of $228,000 and cumulative dividends on the Series A Preferred Stock of $23,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $396,000 and working capital of $98,000 at September 30, 1999. During the nine months ended September 30, 1999, the Company utilized $1,072,000 of cash from operations; used $10,000 for the final installment for the acquisition of QBM, utilized $125,000 for the purchase of property and equipment and generated $62,000 from other investing activities; and generated $1,395,000 from financing activities, which primarily related to net borrowings under the Company's line of credit facilities, issuance of Series B Preferred Stock and repayments under various debt agreements. During the nine months ended September 30, 1998, the Company utilized $2,482,000 of cash in operations; utilized $573,000 for the acquisition of QBM and utilized $6,000 from other investing activities; and generated $3,156,000 from financing activities, which consisted of the net impact of borrowings under the Company's line of credit, repayments under various debt agreements and the issuance of Series A Preferred Stock.

         On December 17, 1997, the Company obtained a new line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and the Company's eligible accounts receivable and inventories are collateral. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $4,310,000 and $4,148,000 bearing interest at 9.5% and 10.25% at September 30, 1999 and 1998, respectively. As of September 30, 1999, the Company was in compliance with the covenants under the credit facility.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,000 to increase the carrying value to the liquidation value of $500,000. The Company recorded cumulative preferred dividends of $27,000 as of September 30, 1999. On September 10, 1999, the Company redeemed $100,000 of the Series B shares.

         The Company believes that the additional capital infusion along with its availability on the Company's current asset based line of credit will be sufficient to meet its working capital requirements until December 31, 1999. At September 30, 1999, approximately $909,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to acquire additional companies and may incur additional costs and expenditures to expand operational and financial systems. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company currently intends to obtain financing through future issuance of debt or equity securities during 1999. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing and the achievement of sustained profitable operations.

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

MAINTENANCE CRITERIA FOR NASDAQ; RISKS OF LOW-PRICED SECURITIES.

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

         On January 20, 1999, the Company was notified by Nasdaq that the Company's shares of common stock had failed to maintain a closing bid price greater than or equal to $1.00 over a thirty consecutive day trading period. To be eligible for continued listing, the Company's shares of common stock had to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive trading days by April 20, 1999. According to Nasdaq, the Company did not achieve this compliance requirement and in addition had failed to meet the $2,000,000 net tangible assets requirement as well. The Company was granted a hearing on June 9, 1999. The outcome of that meeting resulted in a stay of delisting until August 9, 1999. By August 9, 1999, Nasdaq required the Company to reverse split the stock to evidence a closing bid price or at least $1.00 per share for a minimum of ten consecutive trading days. In addition, the Company had to make a public filing with the Securities and Exchange Commission of $3,100,000 in net tangible assets. On August 2, the Company was notified by Nasdaq that the Company was unable to satisfy the terms of the exception granted, and accordingly, the Company's securities were delisted from The Nasdaq Stock Market effective at the close of business on August 2, 1999. The securities of the Company now trade on the OTC Bulletin Board.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 1:
Legal Proceedings and Commitments and Contingencies, Notes to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court).

The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the nine months ended September 30, 1999.

         In the United States District Court for the Southern District of Ohio, Maurice R. Johnson filed on September 30, 1998, a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging breach of employment contract and violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The plaintiff, Mr. Maurice R. Johnson, claimed that the Company owed Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. On October 25, 1999, the Company reached a settlement with Mr. Johnson. Under the settlement agreement, the Company will pay Mr. Johnson $24,050 in consideration for the case to be dismissed. In addition, the Company agreed to hire Mr. Johnson as a consultant until April 1, 2002 at a monthly rate of $1,300 per month and pay approximately $472 per month for group medical insurance for the duration of his consulting agreement. Based on this agreement, all claims by either party have been dismissed.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker claimed that the Company owed Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company had requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman was also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 no later than September 9, 1999 or prior thereto in the event the Company completes certain financing. The Spindler Family Trust has also agreed to sell to the Company 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. On September 9, 1999, the Company and Paul Spindler amended the previous agreement to extend the previous agreement until December 9, 1999. The Company paid Paul Spindler one-half of the $40,000 consulting fee on September 9, 1999. Under the Settlement Agreement with Richard Walker, the Walker Family Trust provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000 at any time on or prior to September 30, 1999. The 710,477 shares of common stock, previously owned by Richard Walker, were transferred to the certain third parties, as approved by the Board of Directors, on September 30, 1999.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, some computer systems and software used by companies may need to be upgraded to comply with such "Year 2000" requirements. Most of the POS products sold by the Company have date sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in report generation or even more significant operational problems that could hinder a business's ability to function on a day to day basis.

         The Company upgraded its software for club and resort applications so that it will run on the latest operating systems. This effort began in early part of 1997 and involved checking each module and program to verify that the software can successfully read a January 1, 2000 date and changing all programs that needed to be updated. As of September 30 1999, the Company had completed 100% of the checking of programs in its software. The software is released periodically to customers, including the enhancements for Year 2000. As programs in each module are completed, they are sent to the customer in a subsequent release. Release dates of these various modules began in the fourth quarter of 1998 and continued through September 30, 1999. During this quarter ended September 30, 1999, the Company began to send program upgrades to its current customer base under a support agreement to make their system Year 2000 compliant. The Company also sent letters to its current, known customer base informing the customer about Year 2000 compliance. There is a risk that customers who fail to respond to the Company's letters may take legal action against the Company. The Company has to date upgraded its Year 2000 compliant software for most of its customers. The Company plans to finish the upgrade for the remaining customers no later than December 31, 1999. To date, since 1998, the Company currently estimates it expended approximately $200,000 to $250,000 to make such software Year 2000 compliant. Although the Company believes that such software is Year 2000 compliant, there can be no assurances that compliance was achieved. In the event such compliance is not achieved, it may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

         In connection with seven of its acquisitions, the Company entered into employment agreements with certain individuals. Under the terms of such agreements, if certain performance standards of the acquired companies are met, the Company is obligated to pay a bonus to these individuals. The performance standards are based upon, among other things, the acquired companies' pre-tax profits. As of September 30, 1999, none of the acquired companies have met their baseline, performance standards and accordingly, the Company has not made any bonus payments or incurred any liability under any of such employment agreements.

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

         SUBSTANTIAL COMPETITION. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, reputation and geographical location of dealers. The current trend in the industry is that some manufacturers are progressing from geographical restrictions towards open territory; thereby increasing the competitive risk to the Company. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company to compete in an `open territory' market. In addition, there are original equipment manufacturers of POS equipment and value-added resellers that specialized in software applications for the POS industry that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and software and the Company's ability to purchase equipment and software in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. The Company purchases its hardware principally from three vendors: Panasonic, ERC (a distributor of Panasonic products) and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 32% of revenues for the nine month period ended September 30, 1999, with sales of Panasonic and NCR products accounting for 9% and 23% of the Company's total revenue in that nine month period, respectively. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, software, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the nine months ended September 30, 1999.

         In the United States District Court for the Southern District of Ohio, Maurice R. Johnson filed on September 30, 1998, a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging breach of employment contract and violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The plaintiff, Mr. Maurice R. Johnson, claimed that the Company owed Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. On October 25, 1999, the Company reached a settlement with Mr. Johnson. Under the settlement agreement, the Company will pay Mr. Johnson $24,050 in consideration for the case to be dismissed. In addition, the Company agreed to hire Mr. Johnson as a consultant until April 1, 2002 at a monthly rate of $1,300 per month and pay approximately $472 per month for group medical insurance for the duration of his consulting agreement. Based on this agreement, all claims by either party have been dismissed.

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Richard H. Walker claimed that the Company owed Mr. Walker, $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company had requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman was also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement

Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 no later than September 9, 1999 or prior thereto in the event the Company completes certain financing. The Spindler Family Trust has also agreed to sell to the Company 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. On September 9, 1999, the Company and Paul Spindler amended the previous agreement to extend the previous agreement until December 9, 1999. The Company paid Paul Spindler one-half of the $40,000 consulting fee on September 9, 1999. Under the Settlement Agreement with Richard Walker, the Walker Family Trust provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000 at any time on or prior to September 30, 1999. The 710,477 shares of common stock, previously owned by Richard Walker, were transferred to the certain third parties, as approved by the Board of Directors, on September 30, 1999.

ITEM 5. OTHER INFORMATION

         On September 1, 1999, Jack R. Borsting resigned from the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  11*      Calculation of Earnings per Share
                  27*      Financial Data Schedule

                  * Filed herewith.

(b)      Reports on Form 8-K

                  During the three months ended September 30, 1999, the Company did not file any Current Reports on Form 8-K.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bristol Retail Solutions, Inc.
                                        ----------------------------------------
                                        (Registrant)



     November 22, 1999                  By: /s/ MICHAEL S. SHIMADA
--------------------------------        ----------------------------------------
          Date                          Michael S. Shimada
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal financial and accounting
                                        officer)