Form 10-K
period 1999-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 2000-04-14
CIK 1016657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    FOR THE YEAR ENDED DECEMBER 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from_________ to___________
    Commission file number     0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       58-2235556
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          5000 BIRCH STREET, SUITE 205, NEWPORT BEACH, CALIFORNIA       92660
               (Address of Principal Executive Offices)               (Zip Code)

                                 (949) 475-0800
              (Registrant's Telephone Number, Including Area Code)

     Securities to be registered pursuant to Section 12(b) of the Act: NONE Securities to be registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting common equity held by non-affiliates was approximately $3,430,864 (computed using the closing price of $0.625 per share of Common Stock on February 29, 2000 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates). The Company has no non-voting common equity.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        There were 6,968,282 shares of the registrant's Common Stock, par value $.001 per share, and 718,750 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                             BRISTOL RETAIL SOLUTIONS, INC.

                                              1999 FORM 10-K ANNUAL REPORT
                                              ----------------------------

                                                    TABLE OF CONTENTS
                                                                                                                 PAGE
                                                                                                                 ----
                                                          PART I
Item 1.        BUSINESS...................................................................................         3
Item 2.        PROPERTIES.................................................................................         9
Item 3.        LEGAL PROCEEDINGS..........................................................................        10
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.........................................        10

                                                          PART II
Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................        11
Item 6.        SELECTED FINANCIAL DATA....................................................................        12
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......        13
Item 7A.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.................................        24
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................        24
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.........        24

                                                          PART III
Item 10.       DIRECTORS AND EXECUTIVE OFFICERS...........................................................        25
Item 11.       EXECUTIVE COMPENSATION.....................................................................        26
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................        29
Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................        29

                                                          PART IV
Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K...................................................................................        30
                                               -------------------------

        THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE FORWARD LOOKING STATEMENTS. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO MATERIALLY DIFFER FROM THOSE ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY THAT DESCRIBE CERTAIN FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE "RISK FACTORS" COMMENCING ON PAGE 20 OF THIS ANNUAL REPORT, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. YOU SHOULD CAREFULLY CONSIDER THOSE FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        GENERAL

        Bristol Retail Solutions, Inc. (the "Company") is a dealer of retail point-of-sale ("POS") systems in the United States with sales, service and support offices in fourteen cities located in six states. The Company sells, installs and supports POS systems, which retail establishments use to collect and process data at the "point-of-sale" during sales transactions with customers. The Company has installed systems in more than 16,000 retail locations, primarily in two major markets: grocery stores and table-service and fast-food restaurants. The Company installs POS systems manufactured by NCR Corporation ("NCR"), Matsushita Electronic Corporations of America ("Panasonic"), ICL Retail Systems ("ICL-Fujitsu"), Micros Systems, Incorporated ("Micros"), and several other software and hardware manufacturers.

        The POS computer systems installed by the Company serve a range of mission-critical functions required by retailers to be competitive today. These systems may integrate several hardware devices such as a cash register, display terminals, scanners, debit and credit card verification devices and may include software from more than one manufacturer. A POS computer system is designed to assist a retailer with speedier customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, promotional and electronic funds transfer ("EFT") systems and security monitoring. Retailers who outgrow the limitations of electronic cash registers
(ECRs) represent a major source of new revenue for the Company. The Company also expects additional demand for its products to come from retailers seeking to upgrade existing, under-performing POS systems as well as from new retailers.

        The Company was founded to become a national distribution organization for POS systems through selective acquisitions of independent dealers and systems integrators that sell, install, and support POS systems for use in retail establishments. The Company has acquired seven dealers since its establishment in April 1996. The following table sets forth certain information with respect to the Company's acquisitions to date. Currently, the Company is operating as a dealer in the states and cities listed earlier. The Company suspended its acquisition strategy and there are no current plans to reinstate this strategy.

ACQUISITIONS                                           DATE                 BUSINESS           LOCATIONS
------------------------------------------------------------------------------------------------------------------------
Cash Registers, Incorporated ("CRI")                   June 1996            POS Dealer         Kentucky/Ohio

Automated Retail Systems, Inc. ("ARS")                 December 1996        POS Dealer         Washington

MicroData, Inc. ("MICRODATA")                          April 1997           POS Dealer         Illinois

Smyth Systems, Inc. ("SMYTH")                          May 1997             POS Dealer         Ohio/California

Electronic Business Machines ("EBM")                   June 1997            POS Dealer         Indiana

Pacific Cash Registers and Computer, Inc. ("PCR")      August 1997          POS Dealer         California

Quality Business Machines ("QBM")                      May 1998             POS Dealer         California

        On November 19, 1999, the Company sold a Division of Smyth Systems, Inc. that was a value-added reseller ("VAR") to the golf course and resort industry. The purchase price was $2.8 million and the net gain on the sale was $1.2 million.

        INDUSTRY OVERVIEW

        The driving forces in retailing in the United States are the need to attract and retain new customers with a variety of goods and services that meet the ever-changing tastes of consumers, to increase the average sale per visit, and to maximize internal productivity and efficiency in order to generate higher operating profits. Retailers need the ability to quickly identify the buying history and preferences of the consumer. Access to such information allows retailers to match or to adjust their current products and services to the ever-changing demands of consumers. These trends have accelerated the requirement for enterprise-wide access to information and have heightened the demand for automated information systems. The Company believes this is due, in part, to the shift in consumer preferences toward variety, value and convenience. Furthermore, consumers are demanding speedier checkout times, the ability to accept credit and debit cards at the point-of-sale, and the convenience of performing a POS transaction without human intervention.

        Retailers have long sought new uses of technology to help them improve efficiency. The first specialized apparatus was the cash register. Electronic cash registers ("ECR") used by many retailers are incapable of handling the increasing need to capture and process detailed information or the demand to process a sale expediently for faster, customer service. For many types of retailers, automation did not make economic or business sense until the price of computing power and the cost of implementation declined. Computing power has become increasingly flexible and easy to use. Today, the computer has made the modern POS system practical, providing the means to capture and process enormous amounts of information while at the same time performing the basic cash control duties of a cash register. The initial investment in a POS system is offset by reduced labor and transportation costs.

        Retail automation has become an important tool for creating strategic advantage. There is a growing trend among retailers to implement local area networks ("LANs") and wide area networks ("WANs") in retail establishments. The LANs serve a range of valuable functions, including speeding customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, integrating scanning, promotional and electronic funds transfer systems, monitoring security and in-store accounting. WANs integrate several LANs into a corporate headquarters' information system to create the ability for management to remotely monitor individual store operations by analyzing the data that a sophisticated POS system produces.

        The channels of distribution for retail automation systems in the United States are fragmented and overlapping. The two principal distribution channels for POS systems and ECR products to reach the end user currently are: (i) the "Direct" channel and (ii) the "Indirect" channel. The Direct channel consists of manufacturers that sell directly to large, national "major retail" chains. The Company estimates that the Direct channel represents less than half of all units sold. The Indirect channel consists of a variety of independent businesses which sell to all types of retail-end users. The two principle components of the Indirect channel are dealers and Value Added Resellers (VARs). Dealers in the Indirect channel generally take title to equipment that they resell and do not, as a rule, engage in software development. In contrast, VARs are typically compensated with a commission from the manufacturer and need not take title to equipment or provide hardware service. VARs sometimes act as software developers. All manufacturers use dealers or VARs to distribute at least a portion of their products to the retail market, and some manufacturers use dealers or VARs as their exclusive means of distributing their products. The Company believes that there is movement by original equipment manufacturers to increasingly rely on the Indirect channel for distribution since dealers and VARs can operate at a lower cost than the major manufacturers.

        The typical POS or ECR dealer is privately held, is licensed to represent and to resell only one or two manufacturers for its key products and sells, and services those products on a restricted, regional basis. Typical dealership functions are sales, in-house and on-site service, and administration. Based on the Company's experience in evaluating dealers as acquisition candidates, the Company believes that the typical dealer derives its revenue from the sale of hardware, software and service. The Company believes there are more than 3,000 independent POS and ECR dealers in the United States that sell to customers in one or several segments of the retail industry. Because restaurants and supermarkets, the primary markets that the Company serves, have been among the first markets in the retail industry to adopt retail automation tools, the majority of POS and ECR dealers have some sales to one or both of these markets.

        Systems integrators, who integrate different manufacturers' hardware and software products into one system, also play a role in distributing POS systems. Systems integrators generally market turnkey solutions directly to retailers, primarily through their own sales force with in-depth knowledge of their targeted markets. They seek to deliver solutions for many of the demanding operating challenges facing retailers in today's competitive environment. However, the Company believes there is an increasing trend for dealers to offer more than one manufacturer's product or services. Coupled with the increasing demand for LANs and WANs, a dealer is becoming a solutions-provider integrating a variety of third-party hardware and software products.

        The Company believes that there is a direct relationship between the size of the retailer and the strategy it employs in purchasing a POS system. Large chains tend to purchase system components directly from manufacturers and utilize an in-house staff to perform system integration. Smaller retailers tend to buy integrated systems from a single source. The Company expects manufacturers to increasingly concentrate their direct sales efforts on the largest retail chains and to rely increasingly on the Indirect channel to reach the balance of the retail marketplace. The Company also expects a fundamental shift in marketing strategies to develop as retail automation systems become more complex as software, installation, maintenance support and systems integration as opposed to hardware become a larger share of the total cost of purchase.

        The Company believes the average life span of a POS system is five to seven years. Technology enhancements to POS systems are more software related than hardware and are more related to enhancing a current system. For example, though display terminals are commonplace, retailers are utilizing these devices to display grocery products scanned with a running total of products purchased or displaying menu items ordered when you purchase through a drive-through. In addition, for the future, certain manufacturers are testing products that will permit self-checkout at a grocery store. Other manufacturers are testing products that utilize radio-frequency for shelf labeling. Because many of these products and services are enhancements to current systems, the Company believes that dealers with systems integration expertise will be able to improve their revenue without waiting for a retailer to replace existing systems.

        The Company's primary markets are the grocery stores and the hospitality market defined as fast-food and table-service restaurants. These markets were selected because the Company believes they represent large vertical business segments that offer the best opportunity for future sales growth and improved margins.

        In the grocery store or supermarket market, the Company believes that a certain level of consolidation is taking place as evidenced by the combinations of regional chains such as Safeway Stores/Vons Cos., Smith's Food & Drug/Smitty's Food Stores, and Albertson/Lucky Stores, among others. However, the Company believes that supermarkets and grocery stores are moving towards becoming specialized in either ethnic or gourmet or health food groceries. Some of the Company's customers have integrated a grocery store with a restaurant. It is these retailers that the Company is targeting.

        In the hospitality market, the Company targets the franchisee who may have one or multiple stores and table-service restaurants. The Company believes that this market will grow as the trend is to dine out more often.

COMPANY STRATEGY

        OFFERING ADDITIONAL PRODUCT LINES AND SERVICES. The essential ingredient to increase revenue in the territories that we operate is to offer competitive products and services. The Company installs systems from leading POS manufacturers such as NCR, Panasonic, ICL-Fujitsu and Micros, though not necessarily in all regions listed. When permitted by manufacturer agreements, the Company plans to offer throughout its existing dealerships, product lines that previously have been offered only at certain of its locations. In addition, where required, the Company will negotiate with other manufacturers to represent their products in a region where there is no other solution. The Company's current objective is to represent products to sell in the grocery and hospitality markets. The Company's long-term intention is to create a uniform group of products and support services that can be provided from each of its locations.

        Increasingly, manufacturers are easing the territorial restrictions (see risk factors) and permitting some products to be sold in open territories. The Company believes that it is well-positioned to take advantage of this latest trend. The Company believes that in time, manufacturers will reduce its direct sales force and will depend on the Indirect channel for their revenue. If these trends continue, the Company will need only to open a sales or service office to penetrate a region. These trends further substantiate the Company's ability to grow organically.

        In addition to offering state-of-the-art POS systems to its customers, the Company plans to implement other services. The Company has an agreement with a leasing company to implement a customized lease program for the Company's customers. The Company continues to pursue long-term service arrangements with its customers. Finally, the Company is executing a strategy to sell POS supplies to the grocery and hospitality industries.

OPERATING STRATEGIES

        ACHIEVING OPERATING EFFICIENCIES AND SYNERGIES. The Company plans to increase the operating efficiencies of its dealerships to enhance internal growth and profitability. The Company has consolidated payroll, insurance services, employee benefits and finances. In 1999, the Company implemented a wide-area network and has been converting all operations to uniform accounting and operations software. The system conversion was completed in March 2000. The Company has been evaluating which administrative service functions should be centralized. Centralization of functions should serve to reduce duplicative expenses and permit the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to them individually. For example, the Company has received from a major manufacturer volume discounts that apply to all the Company's dealerships that represent their products. The Company has centralized payment for three, essential suppliers to ensure a steady flow of product. However, there can be no assurances that other benefits can be realized from this strategy.

        UTILIZING TECHNOLOGY THROUGHOUT OPERATIONS. The Company believes that the internet can be utilized to assist operations with closing sales or offering other services utilizing the internet. For example, the Company's leasing program with a third party vendor utilizes the internet for speedier credit approval. Secondly, the Company offers a variety of professional services including customization and programming.

        EMPHASIZING CUSTOMER SATISFACTION AND LOYALTY. The Company seeks to achieve a high level of customer satisfaction and to enhance long-term loyalty of its customers by offering the systems that best serve their needs while supporting each sale with the highest quality of service and training. The Company maintains ongoing training programs for its service and support personnel to enable this staff the ability to effectively assess solutions to provide the customer an integrated POS system that meets their requirements.

        IMPLEMENTING BEST PRACTICES. The Company strives to implement the "best practices" of its dealers. These practices include successful selling techniques and incentives, programs to promote increased maintenance and support services, and employee motivation programs.

PRODUCTS AND SERVICES

        SYSTEMS

         A POS system is used at the "point-of-sale" in a retail establishment to collect and to process data with communications capability. A POS system leads or prompts the retail clerk through a sales transaction with a customer and collects detailed information, including credit verification, consumer preferences and quantities of inventory sold. Standard components of a POS system include a display terminal to view the transaction, a keyboard for data processing, a scanner (supermarket applications), a credit or debit verification reader and coordinating communications, a server, and software to guide the clerk through the entire transaction. In a typical hospitality or grocery store, there are usually more than one system that requires integration. For example, in a grocery store you will have multiple checkout lanes each lane housing a POS system. These systems must be linked via a LAN to permit a retail store the capability of multiple departments or locations to process transactions simultaneously. The Company believes these are mission-critical systems and any disruption with these systems may cause the retailer to lose sales.

         SERVICES AND SUPPLIES

         The Company offers its customers a variety of value-added services, such as consulting, training, integration, and support services. Consulting and integration services include system design, performance and security analysis, migration planning, data compilation and management reporting, inventory procurement, configuration testing, and systems installation and implementation.

         The Company also offers its customers continued support, customer service, and supplies from installation through the life span of the products it sells. Support services include network management, seven days and twenty-four hour ("7 X 24") "help-desk" support and enhancement, and maintenance and repair of POS systems. The Company maintains backup inventory to swap components that require repair to reduce system downtime. The Company also may have "depot" parts inventory for its major customers for faster service especially for stores in remote locations.

SALES, MARKETING AND DISTRIBUTION

         The Company identifies its customers in a number of ways, including referrals from existing customers, advertising in local Yellow Pages and industry publications, through the Company's direct sales personnel, by means of customer upgrades and replacements, and referrals from suppliers. The Company also, in conjunction with the Company's suppliers, periodically makes marketing presentations at industry-related trade shows. Once the Company identifies a potential customer, the lead is assigned to a Company sales representative who will contact the customer, inquire about the customer requirements, offer a POS solution and attempt to complete the sale. The typical sales cycle, from introduction to installation to collection of a receivable, will range from three to nine months for POS sales depending on the complexity of the solution provided.

         The Company also pursues add-on products such as additional display terminals or security systems when providing service and support. The Company sells POS supplies such as cash register tape, printer ribbons, etc. either through a small telemarketing sales staff or through the various sales or service offices that the Company operates. The Company also pursues and sells long-term maintenance contracts utilizing the Company's sales and service personnel. The Company intends to explore other avenues to sell and market its products.

CUSTOMERS

         The Company concentrates its sales efforts on two principle markets of the retail industry which are supermarkets or grocery stores and fast food and table service restaurants. The Company does sell to customers who are in related markets such as convenience stores or drug stores where the Company's products meet the requirements of the customer. Typically, the Company's customers tend to be a regional franchisee or a group of several stores with the same owner. Generally, when the Company receives an order for POS systems, it will be for a group of stores to be installed over a relatively short period of time known as a `roll-out'. After completion of the installation of these stores, future revenues from the customer will be for maintenance service contracts or time and materials service, add-on products or enhancements, or supplies.

         The majority of the Company's customers in the supermarket or grocery store market are regional chains or ethnic supermarkets, generally, referred to the Company from the Company's relationship with wholesalers. A typical system for a supermarket is three to eight or more lanes, with each lane typically consisting of a cash register or drawer, display screen, scanner, printer and electronic funds transfer terminal. Other possible devices to be installed could include coin dispensers, hand held scanners, and pole displays. All of these devices are connected to a LAN and supported by POS software, which captures the data, computes totals, prints out the transaction receipt for the customer, approves a customer's credit or debit card if requested, and interfaces with the retailer's financial and management information systems.

         The Company also sells, installs and supports POS systems for both table service and fast food restaurants. Typical among the Company's customers are franchisee restaurants for many major, fast food chains. The typical system for these restaurants consists of the countertop POS cash register(s) with drawers, kitchen printers or display terminals, drive through systems including speaker box or touch-screen display terminal, and local management servers. In addition, the Company also installs the operating software for these POS systems. These systems may require some customization whereby the cash registers are programmed based on the customer's requirements.

         The typical system for a table service restaurant where a customer orders his or her meal from a waiter or waitress as opposed to a counter from a clerk, consists of touch screen terminals at one or more floor stations and generally, one or two at the bar area if it exists. In addition, there will be a printer or display terminal installed in the kitchen and a local management server.

         No customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1999 and 1998.

         COMPETITION

         The POS industry is highly fragmented and competitive. Competitive factors within the industry include product offerings and prices, quality of products, customer service levels, reputation, and geographic location of dealers. The Company primarily competes with independent POS dealers, many which may have greater financial resources available to them than does the Company. In addition, some manufacturers of POS equipment and software compete in certain product areas by distributing their products directly to the end-users that the Company serves. If the manufacturers continue the trend of opening territorial restriction, the Company will face stiffer competition from those dealers or VARs with greater financial resources.

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

         SUPPLIERS

         A substantial portion of the Company's total consolidated net revenue is and will be derived from the sale of POS systems, ECRs, and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in sufficient quantities necessary and upon competitive terms in order to enable the Company to meet the needs of its end-user customers. During the year ended December 31, 1999, the Company purchased a significant portion of the hardware products that it resold from Panasonic, ERC Parts, Inc. ("ERC"), a distributor of Panasonic products, and NCR. Sales of products purchased from Panasonic and its distributor, ERC and NCR accounted for approximately 33% of total revenue for the year ended December 31, 1999 with sales of Panasonic and NCR products accounting for 9% and 24% of the Company's total consolidated net revenue in that year, respectively.

         The Company has supply agreements with these and other manufacturers and suppliers such as ICL-Fujitsu and Micros. The agreements are non-exclusive, may have geographical limitations and may have renewable one-year terms, depending if the Company and its related subsidiaries achieve a previously-agreed-to-procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company and its related subsidiaries can sell a manufacturer's hardware and/or software. The actual sales territories for each manufacturer is subsidiary specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country.

         The Company's strategy is to develop long-term relationships with quality and brand-recognizable manufacturers such as NCR and Panasonic with the goal of establishing standard product offerings for our customers. There can be no assurance that the relationships with these and other manufacturers and suppliers will continue or that the Company's supply requirements can be met in the future. The Company believes that its relationship with its suppliers is good. However, in the past, the Company has experienced some delays in obtaining equipment because of cash flows. If the Company should, in the future, have the inability to obtain equipment, software, parts or supplies on competitive terms from its current or other major manufacturers, this could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

SEASONALITY

         The Company's business can be subject to seasonal influences. The POS dealers which the Company acquired typically have had lower revenue in the quarters ending March 31 and December 31 primarily due to the lower level of new store openings or remodeling of existing stores. A secondary factor to lower revenues in these quarters is related to replacement of existing POS systems by customers who will tend to delay a purchase of a POS system until the third quarter in preparation for the holiday shopping season. The Company believes that this pattern of seasonality will continue in the foreseeable future.

RESEARCH AND DEVELOPMENT

         In the past, research and development related to software development for a division that sold POS systems to golf courses and resorts. This division was sold on November 19, 1999.

EMPLOYEES

         As of February 29, 2000, the Company had 213 full-time and 5 part-time employees, 151 of whom were employed in customer service, 25 in finance and administrative services, and 42 in sales and marketing. Of the total full-time employees, 5 were employed at the Company's corporate office, 95 were employed at CRI (including MicroData and EBM), 33 were employed at ARS, 33 were employed at QBM, 26 were employed at Smyth and 26 were employed at PCR. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. However, though the Company considers its employee relations to be good, the Company has discovered that it is increasingly difficult to retain service and support staff who are technically competent with Windows based applications. If the Company is unable to retain a core group of service and support staff, it will incur additional costs to hire, train, and pay these new employees. These additional costs may have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

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

         The Company leases its 3,980 square foot headquarters facility in Newport Beach, California. The Company also leases approximately 34,700 square feet of office and warehouse facilities in Kentucky, Illinois, Indiana and Ohio for its CRI operations (including facilities utilized by MicroData and EBM), of which 12,000 square feet is leased from Coye D. King, a director of CRI. The lease expires in October 2007. The Company's ARS operations utilize approximately 11,800 square feet of leased property, which includes an approximately 11,200 square foot office facility in Seattle, Washington which is leased from certain officers of ARS. The lease expires in December 2003. In addition, its QBM operation utilizes approximately 9,000 square feet of office and warehouse facilities in Sacramento, California and is leased from the former owner and current officer of QBM. The lease expires in May 2001. The Company's Smyth subsidiary leases approximately 14,300 square feet of office and warehouse facilities in Irvine and Montclair, California. The Company's PCR subsidiary in San Francisco, California leases approximately a 7,100 square foot office and warehouse facility.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the year ended December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock and Warrants traded on the Nasdaq SmallCap market until it was delisted on August 6, 1999 and currently trade on the OTCBB under the symbols "BRTL" and "BRTLW," respectively. The following table sets forth the high and low closing sale prices for the Company's Common Stock and Warrants for the periods indicated as reported by the OCTBB.


      1999:                                           HIGH            LOW

      1ST QUARTER
      Common Stock                                $ 1 - 5/32     $ 0 - 11/32
      Warrants                                      0  3/8         0  5/32
      2ND QUARTER
      Common Stock                                  1 - 1/4        0 - 13/32
      Warrants                                      0  3/32        0  1/32
      3RD QUARTER
      Common Stock                                  0 - 23/32      0 - 1/4
      Warrants                                      0  1/8         0  1/32
      4TH QUARTER
      Common Stock                                  0 - 29/32      0 - 3/16
      Warrants                                      0  5/32        0  5/64

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

HOLDERS

         As of March 30, 2000 the approximate number of record holders of the Company's Common Stock and Warrants was 1,076 and 153, respectively. The Company believes that a significant number of beneficial owners hold substantial shares of Common Stock and Warrants in depository or nominee form.

DIVIDENDS

         Under its obligation, the Company was obligated to pay, semi-annually, commencing January 15, 2000, cumulative dividends at a rate of twelve percent (12%) per annum of the original issue price of the Series B Preferred Stock as of December 31, 1999. No dividends were paid on its common stock as of December 31, 1999. Additionally, the current line of credit does prohibit the Company from paying cash dividends and the line of credit does contain certain covenants which restrict the reduction or depletion of the Company's capital. The Company obtained a waiver on the above Series B Preferred Stock dividends. The Company anticipates that future financing, including any lines of credit, may further restrict or prohibit the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected statement of operations data for the period from inception (April 6, 1996) to December 31, 1996 and for the years ended December 31, 1997, 1998, and 1999 and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                 STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                                          From Inception (April  Year Ended         Year Ended         Year Ended
                                          6, 1996) to December   December 31, 1997  December 31, 1998  December 31, 1999
                                          31, 1996
----------------------------------------- ---------------------  -----------------  -----------------  -----------------
Net revenue                               $     4,196,230        $     21,088,487   $     32,196,708   $     36,701,052
Gross margin                                    1,350,235               6,395,043         10,153,550         11,176,955
Operating expenses (1)                          1,452,215              11,381,340         11,996,519         12,143,603
Operating loss                                   (101,980)             (4,986,297)        (1,812,969)          (966,648)
Net loss (2)                              $      (106,625)       $     (4,968,607)  $     (1,731,778)  $       (362,284)
Basic and diluted net loss per share      $         (0.03)       $          (0.96)  $          (0.38)  $          (0.06)
Basic and diluted weighted average                319,738               5,198,156          5,826,839          6,951,505
common shares outstanding

(1) For the year ended December 31, 1997, includes goodwill write down of $1,871,471.
(2) For the year ended December 31, 1999, includes the gain of $1,171,373 on the sale of net assets of a division of Smyth Systems.

                      BALANCE SHEET SELECTED FINANCIAL DATA

                                          As of December 31,  As of December 31,  As of December 31,  As of December 31,
                                                  1996               1997                1998                 1999
----------------------------------------- ------------------  ------------------  ------------------  ------------------
Cash and cash equivalents                 $       5,475,674   $         715,929   $         146,235   $         332,959
Working capital (deficit)                         6,164,490             263,566            (175,793)            903,972
Intangible assets, net                            1,693,400           4,160,964           4,538,778           4,272,210
Total assets                                     11,169,699          13,811,630          17,284,637          15,220,800
Long-term liabilities                                61,379              81,825             268,659             191,810
Total liabilities                                 2,994,706           7,618,244          11,427,311           9,330,138
Shareholders' equity                              8,174,993           6,193,386           5,857,326           5,890,662

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Additional Factors That May Affect Future Results."

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

         The Company's consolidated total net revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue).

         Total net revenue for the year ended December 31, 1999 was $36,701,000 and was comprised of revenue from the Company's seven acquisitions for the entire year. This represents an increase of 14% from the Company's total net revenue of $32,197,000 for the year ended December 31, 1998. The increase in total net revenue is primarily attributable to a full year of revenue contributed by Quality Business Machines ("QBM") (a 1998 acquisition). The remaining operations had no growth in revenue from 1998 to 1999. Future growth in revenue will be dependent upon the Company's ability to expand its hardware and software product offerings in the regions it operates as well as increase its maintenance business.

         Total net revenue for the year ended December 31, 1999 was comprised of 66% Systems Revenue and 34% Service Revenue, as compared to a revenue composition of 65% Systems Revenue and 35% Service Revenue for the year ended December 31, 1998. The mix of revenue change from 1998 to 1999 was due primarily to increased Systems Revenue at QBM, mainly related to Year 2000 demand in that region.

         No customer accounted for more than 10% of total revenue for years ended December 31, 1999 and 1998. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 33% of total revenue for the year ended December 31, 1999, and approximately 26% of total revenue for year ended December 31, 1998. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturer's in certain regions or territories of the country. The Company has experienced some delays in obtaining equipment because of cash flows and the continuing inability will significantly alter the Company's or its subsidiaries' relationship with these principal vendors and may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin for the year ended December 31, 1999 was 30% and was comprised of gross margin for Systems Revenue of 32% and gross margin for Service Revenue of 26%. Gross margin for the year ended December 31, 1998 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 28%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to previously agreed to gross margins with a major grocery wholesaler and lower software revenue related to a division that was sold in November 1999. As a percentage of revenue, the decrease in Service Revenue gross margin is attributable to lower service and support revenue and higher costs related to a division that was sold in November 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for 1999 of $11,524,000 increased by $296,000 from the comparable prior-year and represented 31% of total revenue, versus 35% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars for year ended 1999 as compared to the comparable year in 1998 was primarily due to a full year of selling and administrative costs related to the QBM acquisition. This increase in 1999 was offset by a decrease in corporate overhead attributable to the departure of the former Chairman, President and Chief Operating Officer salaries and related taxes at the beginning of the year who were replaced by existing employees of approximately $410,000, an unsuccessful private placement memorandum that occurred in 1998 of approximately $128,000 and a sales promotion program for the Company's sales staff that was accrued in 1998 and paid in 1999 of approximately $85,000.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $619,000 during the year ended December 31, 1999 compared to $739,000, incurred during year ended December 31, 1998. The decrease in absolute dollars is attributable to ten and one-half months of software development costs at a division sold in November 1999. The Company's policy is to expense such costs until technological feasibility is established.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $37,000 for the year ended December 31, 1999 compared to $78,000 for the year ended December 31, 1998. For the year ended December 31, 1999, interest income primarily related to the recognition of finance charges on delinquent accounts. For the year ended December 31, 1998, the Company earned interest income from the recognition of finance charges on delinquent accounts and dividend income of $34,000 received from a purchasing cooperative of cash register dealers that was disbanded upon the passing of the former President of Smyth. In addition, the Company had other income in 1998 of approximately $504,000 relating to proceeds received from a Company paid life insurance policy.

         The Company had interest expense of $590,000 for the year ended December 31, 1999 compared to $479,000 for the year ended December 31, 1998. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit. The increase was a direct result of increased borrowings under the existing credit facilities over the prior year, amortization in the current year of the debt issue costs and finance charges paid to a major supplier for delinquent payments. The Company, at present, is paying this supplier within terms and does not expect future finance charges related to this supplier.

INCOME TAX PROVISION

         The income tax provision for 1999 and 1998 consisted of minimum state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the year ended December 31, 1999, was $441,000, consisting of the Company's net loss for the year of $362,000, accretion of $53,000 to increase the Series B Preferred Stock issued on April 15,1999 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its liquidation value of $1.00 per share, and cumulative dividends on the Preferred Stock of $26,000. The Company's net loss applicable to common stockholders for the year ended December 31, 1998, was $2,225,000, consisting of the Company's net loss for the year of $1,732,000, accretion of $242,000 to increase the Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative dividends on the Preferred Stock of $24,000.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE

         The Company's consolidated total revenue comprises two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue).

         Total net revenue for the year ended December 31, 1998 was $32,197,000. This represents an increase of 53% from the Company's total net revenue of $21,088,000 for the year ended December 31, 1997. The increase in total net revenue is primarily attributable to the revenue contributed by QBM (a 1998 acquisition), Smyth and PCR due to the fact that in 1997, only six months of Smyth's revenue and two months of PCR's revenue was recognized. Additionally, the Company began its distributor program in the third quarter of 1998 with NCR, where the Company's wholly-owned subsidiary, Smyth Systems became the U.S. Distributor of NCR 2170 cash registers and other peripheral products. This program contributed to 2% percent of the increase in revenue. Future growth in revenue will be dependent upon the Company's ability to acquire additional companies or to expand its hardware and software product offerings as well as increase its maintenance business.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for 1998 of $11,228,000 increased by $2,272,000 from the comparable prior-year and represented 35% of total revenue, versus 42% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars for year ended 1998 as compared to the comparable year in 1997 was primarily due to the QBM, Smyth and PCR acquisitions. This increase was partially offset by cost reductions realized in 1998 through the consolidation of certain redundant branch locations and job functions at the other acquired companies.

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

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the year ended December 31, 1998, was $2,225,000, consisting of the Company's net loss for the year of $1,732,000, accretion of $242,000 to increase the Preferred Stock issued on March 18, 1998 (see LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY) to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Preferred Stock of $228,000 and cumulative dividends on the Preferred Stock of $24,000. The comprehensive net loss applicable to common stockholders for the year ended December 31,1997 was $4,969,000, the same as its loss for the year.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $333,000 and working capital of $904,000 at December 31, 1999, compared to cash and cash equivalents of $146,000 and negative working capital of $176,000 at December 31, 1998. The Company had cash and cash equivalents of $349,000 and working capital of $264,000 at December 31, 1997. In the year ended December 31, 1999, the Company used $2,767,000 of cash in operations; used $10,000 for the final installment for the acquisition of QBM; used $137,000 for the purchase of property and equipment and generated $2,608,000 from the sale of Smyth Imager Division and $85,000 from other investing activities; and generated $409,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's line of credit agreements, issuance and repurchase of Series B Preferred Stock and common stock and repayments under various debt agreements. In the year ended December 31, 1998, the Company used $1,791,000 of cash in operations; used $138,000 for the purchase of property and equipment and used $562,000 for the acquisition of QBM; and generated $2,190,000 from financing activities, which consisted of the net impact of borrowings and repayments under the Company's various debt agreements and the issuance of common stock. In the year ended December 31, 1997, the Company used $1,942,000 of cash in operations; used $208,000 for the purchase of property and equipment and used $3,008,000 for the acquisitions of MicroData, Smyth, EBM and PCR; and generated $881,000 from financing activities, which consisted of the net impact of borrowings and repayments under the Company's various debt agreements and the purchase of treasury stock. In addition, the Company used $1,100,000 during the year ended December 31, 1997, for an acquisition which was later rescinded, where $250,000 was refunded to the Company in cash. The remaining funds were recorded as $600,000 in receivables and $250,000 in other assets at December 31, 1997, and will be returned to the Company as provided in the Rescission Agreement (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3, ACQUISITIONS).

         The Company's current line of credit provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquiring or selling any assets over $50,000 excluding purchases of dealers; (ii) selling or transferring any collateral except for finished inventory in the ordinary course of business; (iii) selling inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (iv) incurring any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guaranteeing or otherwise become liable with respect to obligations of another party or entity; (vi) paying or declaring any dividend (except for dividends payable soley in stock); and (vii) making any change in the Company's capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $3,256,000 and $3,160,000 bearing interest at 10.25% and 9.75% at December 31,
1999 and 1998, respectively. As of December 31, 1999, the Company was in compliance with the covenants under this credit facility and obtained the necessary waivers for material transactions.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B is entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $53,000 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $53,000 to increase the carrying value of Series B Preferred Stock to the liquidation value of $1.00 per share. On September 10, 1999, the Company redeemed $100,000 of the Series B shares. The Company recorded cumulative preferred dividends of $26,000 as of December 31, 1999.

         On January 12, 2000, the Company and Berthel SBIC, LLC (Berthel) entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Convertible Preferred Stock (Series C) and a warrant to purchase 425,000 shares of is common stock. The warrant has an exercise price per share of $0.1 and is exercisable until January 12, 2005. In connection with the purchase price by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed that either: (i) not later than the close of business on June 1, 2000, Larry Cohen will surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, at which time the Company will cancel the options, or (ii) such options share expire by their terms not later than the close of business on June 1, 2000, unexercised. Upon certain circumstances, Berthel may put to the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or a part of the Series C Preferred Stock. The Company will pay Berthel a put price as defined in the agreement. Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration.

         The Company believes that the additional capital infusion along with its availability on the Company's current asset base line of credit will be sufficient to meet its working capital requirements until December 31, 2000. At December 31, 1999, approximately $1,428,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to grow the business in the regions that it operates and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company has obtained financing with the latest offering of the Series C Preferred Stock. However, there can be no assurance that the Company will be able to successfully obtain additional financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's acquisition strategy and the achievement of sustained profitable operations.

SALE OF IMAGER DIVISION

         On November 24, 1999, the Company sold certain assets and certain liabilities of its Smyth Imager Division to PHX-2000 LLC (Buyer). Pursuant to the Asset Purchase Agreement (the Agreement) between the Company and Buyer, the Buyer paid a cash payment of $2,800,000. The assets included accounts receivable of $1,532,000, inventory of $80,000, fixed assets of $142,000, capitalized software of $372,000 and other assets of $58,000. The liabilities assumed by the Buyer included $753,000 of deferred maintenance contracts with existing customers. The Company used the proceeds of this transaction to pay certain existing liabilities and $2,022,000 was forwarded to the Company's lender to reduce its obligations under its existing credit line. After recording broker and legal fees a $1,171,000 gain was recognized and is included in gain on sale of Smyth Imager on the Consolidated Statement of Operations and Comprehensive Operations.

         With respect to certain identified accounts receivable, the Buyer will pay to the Company, when and if received, 80% of any net proceeds. Net proceeds shall be an amount equal to (i) the amount collected with respect to any receivables, less (ii) the direct external cost of collecting on the accounts, including, but limited to, collection agency fees, attorneys' fees, court costs and other expenses associated with the collection procedure. As of December 31, 1999, there was no receivable recorded on the balance sheet and there have been no collections. The Company does not expect significant collections from this provision in the agreement.

         In connection with the agreement, the Company agreed that for a period of five years from the closing date, neither the Company nor any affiliate of the Company (other than individuals) would engage in the business of systems and software associated with golf course operations.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 3. Legal Proceedings and Commitments and Contingencies, Note 9 to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the year ended December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1999 and 1998, no provision for bonus payments were made for these certain employment agreements due to the fact the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $2,316,000 at December 31, 1999 excluding bonus contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1999, as amended in March 1999, was $206,000. At December 31, 1999, the Company has accrued $68,000 for future payments under this contract.

         The Company has an independent contractor agreement, with a former owner of a subsidiary, expiring in March 2002. The commitment for future payments under this contract, as amended in March 1999, was $188,000 at December 31, 1999.

NEED FOR ADDITIONAL FINANCING FOR INTERNAL GROWTH AND TO IMPLEMENT BUSINESS STRATEGY

         Historically, the Company's acquisitions had annual, average growth rates of five to ten percent. To grow the business faster than the average growth rate will require working capital because of the historical cash flow trends. The current line of credit restricts borrowings based on eligible collateral of accounts receivable and inventory. Because of the lack of financing to continue the Company's original growth strategy, the Company has altered its strategy to grow the businesses internally. The rate of growth will be dependent on the Company's ability to either generate working capital from operations or to raise additional working capital. There are no assurances the Company will be successful with this strategy.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. SFAS No. 133, amended by SFAS No. 137, will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of hedged assets, liabilities or firm commitments. The Company is currently evaluating the impact of adopting this standard will have on its results of operations or equity.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY MATERIALLY AFFECT REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE, WITHOUT LIMITATION, THE SUCCESS OF THE COMPANY'S OPERATING SUBSIDIARIES; THE IMPACT OF THE COMPANY'S ACQUISITION STRATEGY AND THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE AND MANAGE THE ACQUIRED SUBSIDIARIES; THE ABILITY OF THE COMPANY TO OBTAIN FUTURE FINANCING ON ACCEPTABLE TERMS; AND SUBSEQUENT CHANGES IN BUSINESS STRATEGY OR PLAN.

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

         LIMITED OPERATING HISTORY. The Company was founded in April 1996. In the three full years that the Company has operated, the Company has incurred losses. The ability of the Company to become profitable will be dependent on the Company's ability to grow faster than the historical performance and to improve on the historical pretax profits of the acquired dealers. There can be no assurance that the Company will be able to implement successfully its strategic plan, to generate sufficient revenue to meet its expenses or to achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. Since inception, the Company acquired seven dealers. The Company's results of operations in quarters immediately following these acquisitions have been materially adversely effected as the Company integrated the acquired business into its existing operations. In addition, historically, the acquired businesses have had inconsistent profitability. If the Company is unable to integrate these acquisitions successfully or to improve the profitability of these businesses, this inability may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         SUBSTANTIAL COMPETITION. The POS industry is highly fragmented and competitive. Competitive factors within the industry include product prices, quality of products, service levels, and reputation and geographical location of dealers. The Company primarily competes with independent POS dealers and some of these dealers may have greater financial resources available to them than does the Company. In addition, there are original equipment manufacturers of POS equipment that compete in certain product areas. The Company's ability to make acquisitions will also be subject to competition. The Company believes that, during the next few years, POS dealers may seek growth through consolidation with entities other than the Company. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or effect distribution directly to many of the retail accounts of the Company in the markets served by the Company or to open territories permitting free accessibility for any dealer who may have greater financial resources than the Company. Any of these developments could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. For the year ended December 31, 1999, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 33% of net revenue for the year ended

December 31, 1999. During 1999, the Company experienced some delivery delays from manufacturers due to cash flows. In particular, the Company had its credit line with several manufacturers reduced or suspended until such time the Company became current. The Company believes it is current with its suppliers and has had some credit lines increased or reinstated; however, there can be no assurances that these credit lines will not be suspended or cancelled in the future should the Company fail to meet its payment commitments. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         FIXED FEE CONTRACTS. Many of the Company's service contracts are fixed fee contracts pursuant to which the customer pays a specified fee for the Company's performance of all necessary maintenance and remedial services during the contract's term. Under these agreements, the Company is responsible for all costs incurred in maintaining and repairing the equipment, including the cost of replacement parts, regardless of actual costs incurred. The Company may also be required to carry an inventory of backup equipment and replacement parts and the Company's inability sustain sufficient inventory due to cash flows may impact the Company's future revenue. Accordingly, the Company can incur losses from fixed fee contracts if the actual cost of maintaining or repairing the equipment exceeds the costs estimated by the Company or the loss of maintenance revenue due to the Company's inability to maintain backup and replacement parts inventory.

         POTENTIAL INABILITY TO MARKET NEWLY DEVELOPED PRODUCTS. The technology of POS systems, ECRs, VARs and related equipment is subject to technological changes mainly related to software. There can be no assurance that the Company's existing manufacturers will be able to supply competitive new products or achieve technological advances necessary to remain competitive in the industry. Further, there can be no assurance that the Company will be able to obtain the necessary authorizations from manufacturers to market any newly developed equipment or software.

         RELIANCE ON KEY PERSONNEL. The Company has, in the past relied on the expertise of the senior management of the dealers acquired. Some of this management is no longer actively involved with the Company. The Company has promoted the former President of ARS as its Chief Operating Officer. In addition, the Company has restructured its operations and has made appointments accordingly. The Company is highly dependent on the expertise of these few individuals to execute the Company's strategy. In addtion, competition for highly qualified, computer and systems personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

         RISKS OF LOW-PRICED SECURITIES. The Company was delisted from Nasdaq SmallCap Market on August 3, 1999. The Company's stock currently trades in the over-the-counter market on the OTC Bulletin Board. As a result, unless the Company has average revenues of $6,000,000 for the last three years or net tangible assets of at lease $2,000,000 at the end of the fiscal year, the Company's common stock would be covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, since the quoted price fell below $5.00 per share, the rule affects the ability of broker-dealers to sell the Company's securities and also affects the ability of shareholders to sell their shares in the secondary market. As of February 29, 2000, the closing price of the common stock was $0.625.

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

         RESTRICTIONS ON THE COMPANY'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. On December 17, 1997, the Company obtained a new line of credit. Pursuant to the terms of the Company's line of credit, the Company is prohibited for engaging in certain transactions without first obtaining the written consent of the lender. Such transactions include, but are not limited to: (i) acquiring or sell any assets over $50,000; (ii) selling or transferring any collateral under the line credit, except for sale of items in the Company's finished inventory in the ordinary course of business; (iii) selling of inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (iv) any other transaction outside the ordinary course of business. No assurance can be given that these restrictions will not impact the Company's ability to conduct business in the future. It does not however prohibit or restrict the Company from acquiring other companies (including acquisitions for amounts greater than $50,000) pursuant to its acquisition strategy.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 1999, the carrying values of the Company's financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 required to be filed hereunder are incorporated herein by reference and submitted as a separate section of this Form 10-k under Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors, executive officers and key employees of the Company are as follows:

          NAME                             AGE                  POSITION
------------------------------------     -----    --------------------------------------------------------------
Lawrence Cohen......................       55     Chairman of the Board and Director

Michael P. Pollastro................       52     Executive Vice President, Interim Chief Executive Officer and
                                                  Chief Operating Officer

Michael S. Shimada..................       50     Vice President, Chief Financial Officer and Director

Peter Stranger......................       50     Director

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

         MICHAEL P. POLLASTRO has served as Interim Chief Executive Officer and Chief Operating Officer for the Company since June 16, 1999. Mr. Pollastro acquired Automated Register Systems, Inc. ("ARS") in 1984 where he was serving as President and Chief Executive Officer. ARS was acquired by the Company on December 31, 1996 and is a wholly-owned subsidiary. Mr. Pollastro has been in the point-of-sale ("POS") business for over fifteen years. Prior to that he served as Director of Management Information Services for the University of Washington Hospitals from 1981 to 1984.

         MICHAEL S. SHIMADA has served as Vice President and Chief Financial Officer of the Company since February 1998. On July 21, 1999, the Board of Directors elected Mr. Shimada to serve as a Director on the Board. Before he joined the Company, Mr. Shimada was Chief Financial Officer of Spectrum Laboratories, Inc., a medical products company. Prior to that, he served as Chief Financial Officer of Elexsys International from 1993 to 1997. From 1981 to 1993, at Elexsys, he served as Controller, Corporate Controller and Vice President of Finance of this multi-division manufacturer of circuit boards and back panels.

         PETER STRANGER has served as a board member since June 1998. Mr. Stranger has been President of the Los Angeles office of J. Walter Thompson & Company, a worldwide advertising agency and a subsidiary of the WWP Group, London since December 1997. He was a managing partner of Bozell Worldwide, a communications firm, from August 1995 to December 1997. Mr. Stranger was president of the Los Angeles office of Euro RSCG, an international communications holding company, from September 1989 until November 1994, and he was an officer of Della Famina, Travisano & Partners, an advertising agency, for the prior 15 years.

         All directors hold office until the next meeting of stockholders and the election and qualification of their successors. Officers are elected by the Board of Directors and serve at the discretion of the Board. The Board held six regular and seven written unanimous consent meetings.

ITEM 11. EXECUTIVE COMPENSATION.

         The following tables present information concerning the cash compensation paid and stock options granted to the Company's Chief Executive Officer and each additional executive officer of the Company whose total compensation exceeded $100,000 for the year ended December 31, 1999 ("1999"). The notes to these tables provide more specific information regarding compensation.

                           SUMMARY COMPENSATION TABLE
                                                                                      LONG-TERM COMPENSATION
                                                                            ---------------------------------------
                                             ANNUAL COMPENSATION                    AWARDS              PAYOUTS
                             ---------------------------------------------  -----------------------  --------------
                                                                                         SECURITIES
                                                                            RESTRICTED   UNDERLYING                   ALL OTHER
                             FISCAL                         OTHER ANNUAL      STOCK       OPTIONS/                   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR    SALARY($)  BONUS($)  COMPENSATION($)  AWARDS(S)($)   SARs(#)   LTIP PAYOUTS($)     ($)
---------------------------   ----    ---------  --------  ---------------  ------------   -------   ---------------     ---
Michael P. Pollastro (2)      1999   130,589(1)    --           --              --           --           --             --
Executive Vice President,     1998        --       --           --              --           --           --             --
Interim Chief Executive and   1997        --       --           --              --           --           --             --
Chief Operating Officer

Michael S. Shimada (3)        1999   129,809       --           --              --       80,000           --             --
Vice President and Chief      1998   103,365       --           --              --      200,000           --             --
Financial Officer             1997        --       --           --              --           --           --             --


------------
(1) Includes compensation reported to the Internal Revenue Service as compensation for the use of automobiles leased by the Company for Mr. Pollastro.
(2) Mr. Pollastro was appointed Interim Chief Executive Officer and Chief Operating Officer on June 16, 1999.
(3)  Mr. Shimada joined the Company in February 1998.

         The following table sets forth certain information concerning grants of stock options to each of the Company's executive officers named in the Summary Compensation Table during the year ended December 31, 1999.

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                    INDIVIDUAL GRANTS
      -----------------------------------------------------------------------------------------------
                                                      % OF TOTAL
                                NUMBER OF SECURITIES  OPTIONS/SARs
                                    UNDERLYING         GRANTED TO       EXERCISE OR
                                   OPTIONS/SARs       EMPLOYEES IN      BASE PRICE
            NAME                   GRANTED (#)(1)      FISCAL YEAR       ($/SH)(2)    EXPIRATION DATE
            ----                   --------------      -----------       ---------    ---------------
      Michael P. Pollastro                --               --                --              --

      Michael S. Shimada            30,000/50,000        57.14%        0.5310/0.6875  1/06/09-7/21/09

----------------

(1) All options vest and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant.

         OPTION EXERCISES. No options were exercised by any of the Company's executive officers named in the Summary Compensation Table during the year ended December 31, 1999.

         The following table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1999.


                       AGGREGATED OPTION/SAR EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES
                                                                 NUMBER OF SECURITIES
                                                                       UNDERLYING    VALUE OF UNEXERCISED
                                                                       UNEXERCISED       IN-THE-MONEY
                                                                     OPTIONS/SARs AT   OPTIONS/SARs AT
                                                                        FY-END(#)         FY-END($)
                              SHARE ACQUIRED ON                        EXERCISABLE/      EXERCISABLE/
          NAME                    EXERCISE(#)     VALUE REALIZED($)   UNEXERCISABLE     UNEXERCISABLE
          ----                    -----------     -----------------   -------------     -------------
     Michael P. Pollastro              --                --           20,250/20,250          --/--

     Michael S. Shimada                --                --          100,000/180,000         --/--


As of December 31, 1999, the closing price of the Company's common stock was $0.50 and as of February 29, 2000, the closing price of the Company's common stock was $0.625.

COMPENSATION OF DIRECTORS

         The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but the Company has and will continue to pay the expenses of its directors incurred in attending Board and committee meetings. In addition, pursuant to the terms of the Company's Equity Participation Plan (the "Stock Option Plan"), each non-employee director of the Company will be granted options to purchase shares of the Company's Common Stock, at an exercise price equal to the fair market value of a share of Common Stock as of the date of the option grant. Persons who are elected as non-employee directors receive an option to purchase thirty thousand (30,000) shares of Common Stock on the following dates: (i) the date of such election to the Board, (ii) the date of the second annual meeting following such meeting at which the director was reelected to the Board and (iii) the date that the director is reelected to the Board at each subsequent annual meeting of stockholders. Options granted to non-employee directors under the Stock Option Plan become exercisable in annual installments of twenty-five percent (25%) on each of the first, second, third and fourth anniversaries of the option grant. Options granted to non-employee directors subsequent to the second annual meeting of stockholders become exercisable at one hundred percent (100%) on the date of grant.

         On July 21, 1999 each of the directors were awarded 50,000 options that vest immediately from date of grant at the market price of $0.6875 per share.

         Lawrence Cohen was also awarded 1,000,000 options at $0.625 per share on February 23, 1999, and another 1,280,000 options at $0.1875 per share on November 3, 1999. In an agreement with Berthel SBIC, LLC, 1,330,000 options previously awarded to Mr. Cohen will be cancelled at or before the close of business on June 1, 2000.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         The Company had entered into employment agreements with its former Chief Executive Officer, Richard H. Walker and its Executive Vice President, Paul Spindler, each containing confidentiality provisions and covenants not to compete. Mr. Walker's employment was terminated for cause by the Board of Directors on January 18, 1999 and was paid through the date of termination. On February 17, 1999, Mr. Walker resigned from the Board of Directors. Mr. Spindler resigned as Executive Vice President on November 1, 1998, at which time the Company, approved by the Board of Directors entered into a one year $100,000 consulting contract for investor relation services. In addition, to the fee, the Company pays one-half of a monthly car lease and reimbursement of reasonable business expenses. In March 1999, the Company and Mr. Spindler entered into a settlement agreement regarding final payment of his consulting contract by the Company for Forty Thousand Dollars ($40,000.00). The Company has made the final payment on Mr. Spindler's Consulting Agreement.

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

         On January 18, 1998, the Company entered into an employment agreement with Michael S. Shimada, Vice President and Chief Financial Officer of the Company, whereby the Company agrees to pay Mr. Shimada a salary of One Hundred Twenty-Five Thousand Dollars ($125,000) per year beginning February 2, 1998. In addition, Mr. Shimada was awarded incentive stock options to purchase one hundred thousand (100,000) shares of Common Stock of the Company and additional incentive and nonqualified stock options to purchase one hundred thousand (100,000) shares of Common Stock of the Company if Mr. Shimada meets mutually agreed upon goals which were met during 1998. The agreement contains a clause guaranteeing a severance payment equal to eighteen (18) weeks' salary unless Mr. Shimada is terminated for cause.

         On January 1, 2000, the Company entered into an employment agreement with Michael Pollastro, President of Automated Retail Systems, Inc. a wholly-owned subsidiary of the Company, whereby the Company agrees to pay Mr. Pollastro One Hundred fifty Thousand Dollars ($150,000) per year ending December 31, 2000, unless terminated in writing by the Company, sixty (60) days prior to its expiration, the agreement will automatically renew for two (2) additional years. In addition, Mr. Pollastro will earn a quarterly bonus in an amount equal to three percent (3%) of the Company's pretax profit before any bonus calculation for each quarter. The agreement contains confidentiality provisions and covenants not to compete. In addition, the employment agreement has a clause providing for payment of the amount of unpaid salary that would have been due through the expiration of the term of the agreement in the event that the agreement is terminated due to death or disability. In the event of voluntary resignation or termination for cause, salary shall be paid through the date of termination. The employment agreement does not have severance or change-in-control provisions.

         The Company has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1999, no provision for bonus payments were made for these certain employment agreements due to the fact that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $2,316,467 at December 31, 1999 excluding bonus contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1999, as amended in March 1999, was $205,545. At December 31, 1999, the Company has an accrual of $67,557 for future payment under this contract.

         The Company has an independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 1999, as amended in March 1999, was $188,135.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at February 29, 2000 (i) by each person who is known by the Company to beneficially own, or exercise voting or dispositive control, 5% or more the Company's Common Stock on the record date based upon certain reports regarding ownership filed with the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) by each of the Company's directors or nominees for directors and certain executive officers, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At February 29, 2000, there were 6,968,282 shares of Common Stock of the Company outstanding.

Name and Address                                  Beneficial          Percent of
of Beneficial Owner (1)                          Ownership (2)           Class
-----------------------                          -------------           -----

Larry Cohen (3)                                  1,852,375               24.7%
Michael S. Shimada (4)                             160,000                2.26%
Michael Pollastro (5)                               66,775                 *
Peter Stranger (6)                                 215,000                3.02%
All directors and executive officers as          2,294,150                29.5%
a group (4 persons)(7)

* Less than one percent of the outstanding shares of Common Stock.

(1) Unless otherwise indicated below, the address of each person is c/o the Company at 5000 Birch Street, Suite 205, Newport Beach, California, 92660. For Directors and Officers only.

(2) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(3) Mr. Cohen is President, Director and Chairman of the Board. Amount includes
(i) 1,100,955 shares held of record by East Ocean Limited Partners, which are beneficially owned by Mr. Cohen, the Chairman of the Board; (ii) 162,145 held of record by Mr. Cohen (iiI) 31,775 shares and 5,000 shares underlying warrants which are exercisable within 60 days of February 29, 2000, and which are held by Donna Cohen, wife of Mr. Cohen; and (iii) 22,500 shares held in an IRA account, which are beneficially owned by Mr. Cohen (iv) 510,000 shares subject to options and 20,000 underlying warrants which are exercisable within 60 days of February 28, 2000.

(4) Mr. Shimada is a Vice President and Chief Financial Officer of the Company. Includes 100,000 shares subject to options exercisable within 60 days of February 29, 2000.

(5) Mr. Pollastro is Interim Chief Executive Officer and Chief Operating Officer of the Company. Includes 20,250 shares subject to options exercisable within 60 days of February 29, 2000.

(6) Mr. Stranger is a director of the Company. Includes 160,000 shares subject to options exercisable within 60 days of February 29, 2000.

(7) Includes 790,250 shares subject to options exercisable within 60 days of February 29, 2000. The term of the options are 10 years from date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company leases a 11,158 square footage office for its Automated Retail Systems, Inc. subsidiary from Pollastro Properties which is owned by Mr. Pollastro. The Company paid Pollastro Properties rent of $180,760 for the year ended December 31, 1999. In addition, the Company paid $11,776 to Pacific Retail Systems, owned by Mr. Pollastro, for computer programming services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

         The financial statements listed on the index to financial statements on page 34 are filed as part of this Form 10-K.


(a) 3. Exhibits

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

2.2 Agreement and Plan of Reorganization by and among the Company, Smyth Systems Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated May 29, 1997 filed on June 12, 1997, File No. 000-21633).

2.3 Second Amendment to Agreement and Plan of Reorganization by and among the Company, Smyth Systems Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to
         Exhibit 10.30 of the Company's Form 8-K dated May 29,1997, filed on June 12, 1997, No. 000-21633).

2.4 Agreement and Plan of Merger, as amended, by and among the Company, Cash Register, Inc., Floyd Shirrell and Electronic Business Machines, Inc. (Incorporated by reference to Exhibit 10.35 of the Company's Form 8-K dated June 6, 1997, filed on June 20, 1997, File No. 000-21633).

2.5 Agreement and Plan of Merger by and among Bristol Retail Solutions, Inc., Pacific Merger Corp., Pacific Cash Register and Company, Inc., Robert Freaney and Abbass Barzgar dated June 27, 1997, (Incorporated by reference to Exhibit 10.41 of the Company's Form 10-QSB dated June 30, 1997, filed on August 13, 1997, File No. 000-21633).

2.6 Closing Agreement by and among the Company, Pacific Merger Corp., Pacific Cash Register and Company, Inc., Robert Freaney and Abbass Barzgar dated August 4, 1997, (Incorporated by reference to Exhibit
         10.43 of the Company's Form 10-QSB dated June 30, 1997, filed on August 13, 1997, File No. 000-21633).

2.7 Rescission Agreement by and among the Company, International Systems & Electronics Corporation and Pedro Penton dated July 23, 1997, (Incorporated by reference to Exhibit 10.42 of the Company's Form 10-QSB dated June 30, 1997, filed on August 13, 1997, File No. 000-21633).

3.1 Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

EXHIBIT
 NUMBER                         DESCRIPTION
 ------                         -----------

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

4.7 Securities Purchase Agreement entered into between the Company and Precision Capital Investors Limited Partnership I dated as of March 18, 1998, (Incorporated reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed on April 17, 1998, File No. 333-50385).

4.8 Registration Rights Agreement entered into between the Company and Precision Capital Investors Limited Partnership I dated as of March 18, 1998, (Incorporated reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3, filed on April 17, 1998, File No. 333-50385).

4.9 Certificate of Designation, Preferences and Rights of Series A Convertible Stock, (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, filed on April 17, 1998, File No. 333-50385).

4.10 Common Stock Purchase Warrants issued to Precision Capital Investors Limited Partnership I, (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, filed on April 17, 1998, File No. 333-50385).

4.11 Warrant to Purchase Common Stock issued to H D Brous & Co., Inc., (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, filed on April 17, 1998, File No. 333-50385).

4.12 Warrant to Purchase Common Stock issued to Wharton Capital Partners Ltd., (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3, filed on April 17, 1998, File No. 333-50385).

4.13* Certificate of Designation, Preferences and Rights of Series B Preferred Stock.

10.1 Form of the 1996 Equity Participation Plan of the Company, dated July 31, 1996, (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

10.2 Amendment to the 1996 Equity Participation Plan of the Company (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on April 14, 1997, File No. 000-21633).

10.3 1997 Employee Stock Purchase Plan of the Company (Incorporated by reference to Exhibit B of the Company's Definitive Proxy Statement filed on April 14, 1997, File No. 000-21633).

10.6+ Employment Agreement between the Company and Maurice R. Johnson dated June 28, 1996, (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2, File No. 333-5570-LA).

10.7+ Employment Agreement between Michael Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to
         Exhibit 10.27 of the Company's 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 000-21633).

EXHIBIT
 NUMBER                         DESCRIPTION
 ------                         -----------

10.8+ Employment Agreement between Gary Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to
         Exhibit 10.28 of the Company's 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 000-21633).

10.9+ Employment Agreement between John Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to
         Exhibit 10.29 of the Company's Form 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 000-21633).

10.10+ Employment Agreement by and between Robert T. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit 10.31 of the Company's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 000-21633).

10.11+ Employment Agreement by and between Larry D. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit 10.32 of the Company's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 000-21633).

10.12+ Employment Agreement by and between William A. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit 10.33 of the Company's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 000-21633).

10.13+ Independent Contractor Agreement by and between the Company, Cash Registers, Inc. and Floyd Shirrell, (Incorporated by reference to
         Exhibit 10.36 of the Company's 8-K dated June 6, 1997, filed on June 20, 1997, File No. 000-21633).

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

10.17 Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated December 11, 1997, (Incorporated by reference to
         Exhibit 10.17 of the Company's Form 10-K dated December 31, 1997, filed on April 15, 1998, File No. 000-21633).

10.18 First Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated January 6, 1998, (Incorporated by reference Exhibit 10.18 of the Company's Form 10-K dated December 31, 1997, filed on April 15, 1998, File No. 000-21633).

10.19 Second Amendment to the Loan and Security Agreement by and between the Company, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated February 2, 1998, (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K dated December 31, 1997, filed on April 15, 1998, File No. 000-21633).

11*      Statement of Computation of Per Share Earnings.

21*      List of Subsidiaries of the Company.

23.1*    Independent Auditors' Consent

27*      Financial Data Schedule.

(b) REPORTS ON FORM 8-K.




         During the last quarter of the year covered by this report, the Company filed the following Current Report on Form 8-K:

    (i) On December 9, 1999, the Company filed a report on Form 8-K reporting under Item 2 thereof, that it had sold certain assets and certain liabilities of its Smyth Imager Division.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Bristol Retail Solutions, Inc. (Registrant)


                                     By /S/ Michael P. Pollastro
                                        --------------------------------
                                        Michael P. Pollastro
                                        Interim Chief Executive Officer
                                     Date: April 14, 2000

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

            SIGNATURE                            TITLE                                   DATE
            ---------                            -----                                   ----

/S/ Michael P. Pollastro            Interim Chief Executive Officer and               April 14, 2000
---------------------------------   Chief Operating Officer
Michael P. Pollastro                (Principal Executive Officer)


/S/ Lawrence Cohen                  Chairman of the Board and Director                April 14, 2000
---------------------------------
Lawrence Cohen


/S/ Michael S. Shimada              Chief Financial Officer                           April 14, 2000
---------------------------------   (Principal Accounting and Financial Officer)
Michael S. Shimada


/S/ Peter Stranger                  Director                                          April 14, 2000
---------------------------------
Peter Stranger

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         BRISTOL RETAIL SOLUTIONS, INC.



                                                                            PAGE
                                                                            ----

   Independent Auditors' Report............................................   35

   Consolidated Balance Sheets
       as of December 31, 1999 and 1998....................................   36

   Consolidated Statements of Operations and Comprehensive Operations
       for the years ended December 31, 1999, 1998 and 1997................   37

   Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997................   38

   Consolidated Statements of Cash Flows
       for the years ended December 31, 1999, 1998 and 1997................   39

   Notes to Consolidated Financial Statements..............................   41

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Bristol Retail Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Bristol Retail Solutions, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol Retail Solutions, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP

Costa Mesa, California
April 8, 2000


                                            BRISTOL RETAIL SOLUTIONS, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,

                                                                                                  1999            1998
                                                                                             -------------   -------------

                                          ASSETS
Current assets:
    Cash and cash equivalents                                                                $    332,959    $    146,235
    Accounts receivable, net of allowance for doubtful accounts of $286,497
      and $524,356 at December 31, 1999 and 1998                                                5,378,202       5,526,037
    Inventories, net                                                                            3,853,041       4,773,366
    Prepaid expenses and other current assets                                                     395,767         384,068
    Current portion of note receivable                                                             82,331         153,153
                                                                                             -------------   -------------
        Total current assets                                                                   10,042,300      10,982,859

Property and equipment, net                                                                       596,781         844,645
Intangible assets, net of accumulated amortization of $808,790
  and $532,223 at December 31, 1999 and 1998                                                    4,272,210       4,538,778
Note receivable - noncurrent portion                                                              116,898         185,771
Capitalized software development costs, net                                                            --         375,768
Other assets                                                                                      192,611         356,816
                                                                                             -------------   -------------
        Total assets                                                                         $ 15,220,800    $ 17,284,637
                                                                                             =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                                    $  3,351,434    $  3,230,266
    Accounts payable                                                                            2,506,322       3,885,815
    Accrued salaries, wages and related benefits                                                  643,761         970,351
    Accrued expenses                                                                              587,322         534,945
    Deferred service revenue                                                                    1,327,066       1,847,563
    Customer advances                                                                             652,348         572,105
    Current portion of note payable to related party                                               15,577          48,615

    Current portion of long-term debt                                                              10,293          17,190

    Current portion of capital lease obligations                                                   44,205          51,802
                                                                                             -------------   -------------
        Total current liabilities                                                               9,138,328      11,158,652

Note payable to related party - noncurrent portion                                                     --          21,385
Long term debt                                                                                     66,667          53,647
Capital lease obligation - noncurrent portion                                                      57,586          89,873
Other long-term liabilities                                                                        67,557         103,754

Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock, $.001 par value:
    Series A Convertible Preferred Stock; 4,000,000 shares authorized;
         no shares issued or outstanding                                                               --              --
    Series B Preferred Stock; 1,000,000 shares authorized; 500,000 shares
         issued and 400,000 shares outstanding                                                    400,000              --
    Common stock, $.001 par value:
       20,000,000 shares authorized; 6,968,282 and 6,963,282 shares issued and outstanding at December 31, 1999; 6,920,519 and 6,915,519 shares issued
       and outstanding at December 31, 1998                                                         6,968           6,920
    Additional paid-in-capital                                                                 13,259,222      13,185,210
    Accumulated deficit                                                                        (7,750,903)     (7,310,179)
                                                                                             -------------   -------------
                                                                                                5,915,287       5,881,951
Less 5,000 shares of treasury stock, at cost                                                      (24,625)        (24,625)
                                                                                             -------------   -------------
     Total stockholders' equity                                                                 5,890,662       5,857,326
                                                                                             -------------   -------------
     Total liabilities and stockholders' equity                                              $ 15,220,800    $ 17,284,637
                                                                                             =============   =============

See accompanying notes to consolidated financial statements.


                                                  BRISTOL RETAIL SOLUTIONS, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS


                                                                                              Years Ended December 31,

                                                                                      1999               1998              1997
                                                                                 ---------------------------------------------------
Revenue:
   System sales and installation                                                 $ 24,379,761       $ 20,784,514       $ 13,501,805
   Service and supplies sales                                                      12,321,291         11,412,194          7,586,682
                                                                                 -------------      -------------      -------------

Net revenue                                                                        36,701,052         32,196,708         21,088,487
Cost of revenue:
   System sales and installation                                                   16,451,892         13,792,274          8,862,489
   Service and supplies sales                                                       9,072,205          8,250,884          5,830,955
                                                                                 -------------      -------------      -------------
Total cost of revenue                                                              25,524,097         22,043,158         14,693,444
                                                                                 -------------      -------------      -------------

Gross margin                                                                       11,176,955         10,153,550          6,395,043

Operating expenses:
   Selling, general and administrative expenses                                    11,524,396         11,228,011          8,955,793
   Research and development costs                                                     619,207            738,508            554,076
   Goodwill write-down                                                                     --                 --          1,871,471
                                                                                 -------------      -------------      -------------
Total operating expenses                                                           12,143,603         11,966,519         11,381,340
                                                                                 -------------      -------------      -------------

Operating loss                                                                       (966,648)        (1,812,969)        (4,986,297)

Gain on sale of Smyth Imager Assets                                                 1,171,373                 --                 --
Other expense (income), net                                                           557,750           (100,540)           (20,190)
                                                                                 -------------      -------------      -------------

Loss before income taxes                                                             (353,025)        (1,712,429)        (4,966,107)
Provision for income tax                                                                9,259             19,349              2,500
                                                                                 -------------      -------------      -------------

Net loss and comprehensive net loss                                              $   (362,284)      $ (1,731,778)      $ (4,968,607)
                                                                                 =============      =============      =============
Net loss                                                                         $   (362,284)      $ (1,731,778)      $ (4,968,607)
Preferred stock accretion and dividends:
   Accretion related to Series A Convertible Preferred Stock                               --           (241,916)                --
   Accretion related to Series B Preferred Stock                                      (52,500)                --                 --
   Imputed dividends for Series A Convertible Preferred Stock                              --           (227,589)                --
   Cumulative dividends for Series A Convertible Preferred Stock                           --            (23,580)                --
   Cumulative dividends for Series B Preferred Stock                                  (25,940)                --                 --
                                                                                 -------------      -------------      -------------

Net loss applicable to common stockholders                                       $   (440,724)      $ (2,224,863)      $ (4,968,607)
                                                                                 =============      =============      =============

Basic and diluted net loss to common stockholders per share                      $       (.06)      $      (0.38)      $      (0.96)
                                                                                 =============      =============      =============

Basic and diluted weighted average common shares outstanding                        6,951,505          5,826,839          5,198,156
                                                                                 =============      =============      =============

See accompanying notes to consolidated financial statements.


                                                  BRISTOL RETAIL SOLUTIONS, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  PREFERRED STOCK                 COMMON STOCK            ADDITIONAL
                                                  ---------------                 ------------             PAID-IN      ACCUMULATED
                                                SHARES         AMOUNT         SHARES        AMOUNT         CAPITAL        DEFICIT
                                            -------------  -------------  -------------  -------------  -------------  -------------
Balance at January 1, 1997                            --   $         --      4,745,654          4,746   $  8,276,872   $   (106,625)
Compensation expense                                  --             --             --             --          8,021             --
Issuance of shares in connection
   with acquisitions                                  --             --        802,856            802      3,002,802             --
Purchase of treasury shares                           --             --             --             --             --             --
Net loss                                              --             --             --             --             --     (4,968,607)
                                            -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1997                          --             --      5,548,510          5,548     11,287,695     (5,075,232)

Issuance of shares under
   Employee Stock plan                                --             --         20,392             21         52,438             --
Issuance of Preferred Stock                       10,000             10             --             --        758,074             --
Preferred stock accretion                             --             --             --             --        241,916       (241,916)
Imputed dividend on Preferred
   Stock                                              --             --             --             --        227,589       (227,589)
Issuance of warrants to brokers                       --             --             --             --         69,500             --
Issuance of warrants to lender                        --             --             --             --         38,595             --
Conversion of Preferred Stock                    (10,000)           (10)     1,162,348          1,162           (492)            --
Issuance of shares in connection
   with acquisition                                   --             --        183,276            183        499,817             --
Stock dividend-Preferred Stock                        --             --          5,993              6         10,078        (10,084)
Cash dividends-Preferred Stock                        --             --             --             --             --        (23,580)
Net loss                                              --             --             --             --             --     (1,731,778)
                                            -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1998                          --             --      6,920,519          6,920     13,185,210     (7,310,179)

Issuance of shares under
   Employee Stock plan                                --             --         47,763             48        21,512              --
Issuance of Series Preferred Stock               500,000        447,500             --             --            --              --
Issuance of warrant                                   --             --             --             --        52,500              --
Preferred stock accretion                             --         52,500             --             --            --         (52,500)
Redemption of Preferred Stock                   (100,000)      (100,000)            --             --            --              --
Dividend-Preferred Stock                              --             --             --             --            --         (25,940)
Net loss                                              --             --             --             --            --        (362,284)
                                            -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1999                     400,000   $    400,000      6,968,282   $      6,968   $ 13,259,222   $ (7,750,903)
                                            =============  =============  =============  =============  =============  =============

(CONTINUED BELOW)

                         BRISTOL RETAIL SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)


                                            TREASURY STOCK
                                            --------------
                                         SHARES         AMOUNT         TOTAL
                                     -------------  -------------  -------------
Balance at January 1, 1997                     --   $         --   $  8,174,993
Compensation expense                           --             --          8,021
Issuance of shares in connection
   with acquisitions                           --             --      3,003,604
Purchase of treasury shares                (5,000)       (24,625)       (24,625)
Net loss                                       --             --     (4,968,607)
                                     -------------  -------------  -------------
Balance at December 31, 1997               (5,000)       (24,625)     6,193,386

Issuance of shares under
   Employee Stock plan                         --             --         52,459
Issuance of Preferred Stock                    --             --        758,084
Preferred stock accretion                      --             --             --
Imputed dividend on Preferred
   Stock                                       --             --             --
Issuance of warrants to brokers                --             --         69,500
Issuance of warrants to lender                 --             --         38,595
Conversion of Preferred Stock                  --             --            660
Issuance of shares in connection
   with acquisition                            --             --        500,000
Stock dividend-Preferred Stock                 --             --             --
Cash dividends-Preferred Stock                 --             --        (23,580)
Net loss                                       --             --     (1,731,778)
                                     -------------  -------------  -------------
Balance at December 31, 1998               (5,000)  $    (24,625)  $  5,857,326

Issuance of shares under
   Employee Stock plan                         --             --         21,560
Issuance of Preferred Stock                    --             --        447,500
Issuance of warrant                            --             --         52,500
Preferred stock accretion                      --             --             --
Redemption of Preferred Stock                  --             --       (100,000)
Dividend-Preferred Stock                       --             --        (25,940)
Net loss                                       --             --       (362,284)
                                     -------------  -------------  -------------
Balance at December 31, 1999               (5,000)  $    (24,625)  $  5,890,662
                                     =============  =============  =============

See accompanying notes to consolidated financial statements


                                                  BRISTOL RETAIL SOLUTIONS, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                         1999              1998            1997
                                                                                     -----------------------------------------------

Cash flows from operating activities:
   Net loss                                                                          $   (362,284)    $ (1,731,778)    $ (4,968,607)
   Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
       Depreciation                                                                       297,893          283,566          207,613
       Amortization                                                                       583,334          559,389          415,854
       Provision for doubtful accounts                                                     58,000          245,952          231,984
       Provision for excess and obsolete inventories                                           --           40,000          494,863
       Stock compensation expense                                                              --               --            8,021
       Goodwill write-down                                                                     --               --        1,871,471
       Gain on sale of Smyth Imager                                                    (1,171,373)
       Changes  in  operating  assets and  liabilities,
         net of effect of acquisitions and sale of
         Smyth Imager:
           Accounts receivable                                                         (1,442,569)      (2,244,609)        (289,471)
           Inventories                                                                    748,186         (554,197)        (240,234)
           Prepaid expenses and other assets                                              (75,252)        (268,212)        (123,099)
           Accounts payable                                                            (1,379,493)       1,610,000           (9,956)
           Other accrued expenses                                                        (300,153)           5,801          313,284
           Deferred service revenue                                                       232,546           99,623          152,196
           Customer advances                                                               80,243          127,176          (38,659)
           Other long-term liabilities                                                    (36,197)          36,756           32,969
                                                                                     -------------    -------------    -------------
Net cash used in operating activities:                                                 (2,767,119)      (1,790,533)      (1,941,771)

Cash flows from investing activities
       Sale of Smyth Imager, net                                                        2,607,609
       Cash paid for acquisitions, net of cash acquired                                   (10,000)        (562,305)      (3,007,701)
       Cash paid for rescinded acquisition                                                     --               --       (1,100,000)
       Cash received from rescinded acquisition                                                --               --          250,000
       Receivables from rescinded acquisition                                              84,956           97,335
       Purchases of property and equipment                                               (137,406)        (137,768)        (207,606)
                                                                                     -------------    -------------    -------------

Net cash provided by (used in) investing activities                                     2,545,159         (602,738)      (4,065,307)

Cash flows from financing activities
       Repayment of capital lease obligations                                             (56,729)         (39,105)         (27,817)
       Issuance (repayment) of note payable to related party                              (54,423)          70,000          (47,922)
       Net borrowings on line of credit                                                   121,168        1,353,845        1,005,232
       Repayment of long-term debt                                                        (22,892)         (51,148)         (24,003)
       Issuance of preferred stock, net of offering costs                                 500,000          827,574               --
       Redemption of preferred stock                                                     (100,000)              --               --
       Payment of cash dividends-preferred stock                                               --          (23,580)              --
       Issuance (repurchase) of common stock                                               21,560           52,459          (24,625)
                                                                                     -------------    -------------    -------------

Net cash provided by financing activities                                                 408,684        2,190,045          880,865
                                                                                     -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                                      186,724         (203,226)      (5,126,213)
Cash and cash equivalents at beginning of period                                          146,235          349,461        5,475,674
                                                                                     -------------    -------------    -------------
Cash and cash equivalents at end of period                                           $    332,959     $    146,235     $    349,461
                                                                                     =============    =============    =============
Supplemental disclosures of cash flow information:
Cash paid for interest                                                               $    539,035     $    330,830     $    111,082
                                                                                     =============    =============    =============
Cash paid for income taxes                                                           $      9,259     $     21,089     $     40,410
                                                                                     =============    =============    =============
Supplemental disclosure of non-cash transactions:
Capital lease obligations and notes payable to finance capital assets                $     45,860     $    203,823     $         --
                                                                                     =============    =============    =============
Inventory received in payment of rescinded acquisition receivable                    $         --     $    250,000     $     68,509
                                                                                     =============    =============    =============
Transfer of prepaid license fees to fixed assets                                     $     12,750     $         --     $         --
                                                                                     =============    =============    =============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


The Company issued common stock and cash in connection with certain business combinations completed during the years ended December 31, 1998 and 1997. The fair values of the assets acquired and the liabilities assumed at the dates of the respective acquisitions are presented as follows:

Supplemental disclosures of non-cash investing and financing activities:

                                                     Year Ended December 31,
                                                       1998             1997
                                                  -------------    -------------
Acquisitions
   Fair value of assets acquired                  $  1,880,861     $  9,280,347
   Liabilities assumed                                (748,556)      (3,269,042)
                                                  -------------    -------------
   Net assets acquired                               1,132,305        6,011,305
   Common stock issued                                (500,000)      (3,003,604)
   Note Payable                                        (70,000)              --
                                                  -------------    -------------
        Cash paid for acquisition,
          net of cash acquired                    $    562,305     $  3,007,701
                                                  =============    =============

On June 1, 1997, the Company transferred certain land, buildings and building improvements acquired as part of the EBM acquisition, with a fair value of $381,000, and certain loans aggregating $381,000, assumed as part of the EBM acquisition, to the former owner of EBM.

On November 24, 1999, the Company sold the Smyth Imager Division for $2,800,000. The net book value of the assets sold were $2,185,144 and the liabilities transferred were $753,043. See Note 4.


                                                                                                   Year Ended December 31,
                                                                                             1999            1998            1997
                                                                                          ----------      ----------      ----------

    Warrants issued in connection with Series B Preferred Stock                           $  52,500       $      --       $      --
                                                                                          ==========      ==========      ==========
    Warrants issued in connection with line of credit                                     $      --       $  38,595       $      --
                                                                                          ==========      ==========      ==========

    Warrants issued in connection with sale of preferred stock                            $      --       $  69,500       $      --
                                                                                          ==========      ==========      ==========
Non-cash transactions relating to Series A Convertible Preferred Stock and Series B Preferred Stock:

    Preferred Stock Accretion recorded to increase Series A
      Preferred Stock to redemption value                                                 $      --       $ 241,916              --
                                                                                          ==========      ==========      ==========
    Preferred Stock Accretion recorded to increase Series B
      Preferred Stock to redemption value                                                 $  52,500       $      --       $      --
                                                                                          ==========      ==========      ==========
    Imputed Dividend on Series A Convertible Preferred Stock
      recorded for value of beneficial conversion feature                                 $      --       $ 227,589       $      --
                                                                                          ==========      ==========      ==========
    Preferred stock dividend                                                              $      --       $  10,084       $      --
                                                                                          ==========      ==========      ==========
    Preferred stock conversion                                                            $      --       $     660       $      --
                                                                                          ==========      ==========      ==========
    Dividend payable on Series B Preferred Stock                                          $  25,940     $         --      $      --
                                                                                          ==========      ==========      ==========



         See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS

         Bristol Retail Solutions, Inc and subsidiaries (the Company, formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the State of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. As of December 31, 1999, the Company has completed seven acquisitions. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service agreements. Sales and service operations are located in various states throughout the western and midwestern United States.

BASIS OF PRESENTATION

         The accompanying consolidated December 31, 1999, 1998, and 1997 financial statements include the accounts of Bristol Retail Solutions, Inc. and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Retail Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific
Cash Register and Computer, Inc., (PCR); and Quality Business Machines (QBM) from the dates of acquisition. The accompanying consolidated December 31, 1997 financial statements include the accounts of the Company and its wholly-owned subsidiaries CRI and ARS, MicroData, EBM, Smyth and PCR from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

The Company's acquisitions were accounted for in the Company's consolidated financial statements as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase prices were allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $644,000 and $6,298,000, (SEE NOTE 2, GOODWILL WRITE-DOWN)to excess of cost over net assets acquired in 1998 and 1997, respectively. The results of the Acquisitions are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. Accordingly, the financial statements for the period subsequent to the Acquisitions are not comparable to the financial statements for the periods prior to the Acquisitions (SEE NOTE 3, ACQUISITIONS).

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

LONG-LIVED ASSETS

         The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred by assessing their net realizable values based on estimated cash flows over their remaining useful lives. Based on its most recent analysis, the Company believes that no impairment exists at December 31, 1999.

PREPAID LICENSE FEES

         The Company has prepaid amounts to a related party for certain software license agreements. These amounts will be amortized as the licenses are sold. The Company had prepaid license fees of $87,480 and $102,750 as of December 31, 1999 and 1998, respectively, which are included in other assets.

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

         Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." Pursuant to SOP 97-2, software revenue is recognized on sales contracts when all of the following conditions are met: a signed contract or purchase order is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are insignificant. For those contracts that include a combination of software, hardware and/or services, revenue is allocated among the different elements based on Company-specific evidence of fair value of each element. Revenue allocated to software and hardware is recognized as the above criteria are met. Revenue allocated to services is recognized as services are performed and accepted by the customer or, for maintenance agreements, ratably over the life of the related contract.

SOFTWARE DEVELOPMENT COSTS

         As a systems integrator, the Company provides its customers with turnkey software solutions including proprietary software products exclusively for application to retail operations. Purchased software, which generally has alternative future uses, is included in other assets and amortized, using the straight-line method, over the estimated economic life of the software of three to five years. Unamortized purchased software costs at December 31, 1999 and 1998 and related amortization expense for the years then ended were not material.

         The costs of internal development of proprietary software are expensed as research and development costs until technological feasibility is established, pursuant to accounting principles generally accepted in the United States of America. The rights to all capitalized internally developed software were sold in connection with the sale of Smyth Imager, See Note 4. For the year ended December 31, 1998, the Company had $375,768 of capitalized internal software development costs. Commencing upon initial product release, those costs were amortized using the straight-line method over the estimated useful life of three years. For the years ended December 31, 1999 and 1998, the Company recorded $135,480 and $33,940, respectively, of amortization of capitalized software costs. Amortization of capitalized costs is included in cost of revenues in the accompanying consolidated statement of operations. No software development costs were amortized during the year ended December 31, 1997.

COMPANY LIFE INSURANCE

         The Company's wholly-owned subsidiaries purchased life insurance policies on the lives of certain key employees. All premiums are paid by the Company. For the year ended December 31, 1998, included in other income, is life insurance benefits of $504,000.

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

USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CREDIT RISK

         The Company sells its products on credit terms, performs ongoing credit evaluations of its customers and generally does not require collateral.

BASIC AND FULLY DILUTED PER SHARE INFORMATION

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


BASIC AND DILUTED LOSS PER SHARE                                           Net Loss           Shares            Per-Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                         -------------     -------------      -------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Net loss                                                                 $   (362,284)
Accretion related to Series B Preferred Stock                                 (52,500)
Cumulative dividends for Series B Preferred Stock                             (25,940)
                                                                         -------------
BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                                  (440,724)        6,951,505       $      (0.06)
                                                                                                              =============
Effect of Dilutive Securities                                                     --                 --
                                                                         -------------     -------------
DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE                            $   (440,724)        6,951,505       $      (0.06)
                                                                         =============     =============      =============
FOR THE YEAR ENDED DECEMBER 31, 1998
Net loss                                                                 $ (1,731,778)
Accretion related to Series A Convertible Preferred Stock                    (241,916)
Imputed dividends for Series A Convertible Preferred Stock                   (227,589)
Cumulative dividends for Series A Convertible Preferred Stock                 (23,580)
                                                                          ------------
BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                                (2,224,863)        5,826,839       $      (0.38)
                                                                                                              =============

Effect of Dilutive Securities                                                     --                 --
                                                                         -------------     -------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE                            $ (2,224,863)        5,826,839       $      (0.38)
                                                                         =============     =============      =============

FOR THE YEAR ENDED DECEMBER 31, 1997

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                              $ (4,968,607)        5,198,156       $      (0.96)
                                                                                                              =============

Effect of Dilutive Securities                                                      --                --
                                                                         -------------     -------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE                            $ (4,968,607)        5,198,156       $      (0.96)
                                                                         =============     =============      =============

         Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options to purchase 3,430,000 shares of common stock at prices ranging from $0.188 to $3.188 per share and warrants to purchase 1,256,312 shares of common stock at prices ranging from $1.00 to $8.70 per share, were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended December 31, 1999.

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

COMPREHENSIVE OPERATIONS

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. As of December 31, 1999, 1998 and 1997, there is no difference between net loss and comprehensive loss.

SEGMENT DISCLOSURES

         In 1998, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for reporting information about operating segments and related disclosures about products, geographics and major customers. As the Company operates in one product line and geographic region, the Company determined that there are no separate segment disclosures necessary at December 31, 1999, 1998 and 1997.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. SFAS No. 133, amended by SFAS. No. 137, will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of hedged assets, liabilities or firm commitments. The Company is currently evaluating the impact of adopting this standard to its results of operations or equity.

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

         The goodwill write-downs are primarily due to fourth quarter decisions by the Company based on operating losses and lack of sales growth at both Smyth and CRI. Prior to the time of the acquisition, Smyth Systems had begun a marketing effort to penetrate the apparel and sporting goods markets. These markets were expected to grow rapidly and represented one of the major reasons that the Company paid a purchase price in excess of book value for Smyth which was allocated to goodwill at the acquisition date. However, by mid-fourth quarter of 1997, it was apparent that Smyth was not able to penetrate these markets due to lack of sales caused by an insufficient product line and that the costs to successfully sell into these markets were not reasonable given Smyth's operating losses. As a result, in the fourth quarter, a decision was made to discontinue the sales, marketing and promotional activities to penetrate these markets and a goodwill impairment charge was recorded.

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

         On May 9, 1997, pursuant to a merger agreement dated April 30, 1997, the Company acquired all of the outstanding common stock of International Systems & Electronics Corporation (ISE), a POS dealer with operations in Florida, for consideration of $1,192,000 in cash, including $92,000 of acquisition costs, and 130,434 shares of non-registered, restricted common stock of the Company, valued at approximately $750,000. On July 23, 1997, the Company entered into a Rescission Agreement whereby the merger agreement and all of the transactions contemplated thereunder were rescinded in their entirety effective as of April 30, 1997. In accordance with the Rescission Agreement, (i) all of the 130,434 shares of common stock have been returned to the Company and canceled; (ii) the shareholder of ISE has refunded to the Company $250,000 in cash; (iii) the shareholder of ISE has delivered to the Company a promissory note in the amount of $350,000 bearing interest at 8.5% to be paid in thirty equal monthly installments commencing in January 1998; (iv) the shareholder of ISE will from time to time make monthly transfers of finished goods inventory to the Company, with an aggregate market value of up to $250,000; and (v) a consulting agreement has been executed by the shareholder of ISE to provide consulting services to the Company through December 31, 2001 for a fee of $250,000, which fee has been prepaid by the Company. No revenues or expenses of ISE have been included in the accompanying statement of operations and all costs incurred related to the acquisition and the subsequent rescission have been expensed by the Company. The shares of common stock issued for the acquisition of ISE have been returned and canceled are not included in the weighted average common shares outstanding used to compute the Company's basic and diluted net loss per share.

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

                                                          Year Ended
                                                         December 31,
                                                        1997 Pro Forma
                                                          As Adjusted
                                                        --------------

           Net revenue                                  $  26,882,849
           Net loss                                        (5,153,593)
           Basic and diluted net loss per share                 (0.94)
           Shares used in computing basic and diluted
              net loss per share                            5,491,352


         The unaudited pro forma consolidated results of operations are presented for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred on January 1, 1997 or the results which may occur in the future.

4.       SALE OF SMYTH IMAGER DIVISION

         On November 24, 1999, the Company sold certain assets and certain associated obligations of its Smyth Imager Division to PHX-2000 LLC (Buyer). Pursuant to the Asset Purchase Agreement (the Agreement) between the Company and Buyer, the Buyer paid a cash payment of $2,800,000. The assets included accounts receivable of $1,532,405, inventory of $80,435, fixed assets of $142,340, capitalized software of $372,175 and other assets of $57,789. The liabilities assumed by the Buyer included $753,043 of deferred maintenance contracts with existing customers. The Company used the proceeds of this transaction to pay certain existing liabilities and $2,021,855 was forwarded to the Company's lender to reduce its obligations under its existing credit line. After recording broker and legal fees a $1,171,373 gain was recognized and is recorded as the gain on sale on the Consolidated Statement of Operations and Comprehensive Operations.

         With respect to certain identified accounts receivable, the Buyer will pay to the Company, when and if received, 80% of any net proceeds. Net proceeds shall be an amount equal to (i) the amount collected with respect to any receivables, less (ii) the direct external cost of collecting on the accounts, including, but limited to, collection agency fees, attorneys' fees, court costs and other expenses associated with the collection procedure. As December 31, 1999, there were no receivables recorded on the balance sheet and there have been no collections. The Company does not expect significant collections from this provision in the agreement.

         In connection with the agreement, the Company agreed that for a period of five years from the closing date, neither the Company nor any affiliate of the Company (other than individuals) would engage in the business of systems and software associated with golf course operations.

5.       CONCENTRATIONS

          The Company sells its products primarily to quick-service and table service restaurants, grocery stores and other retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have historically been minimal and such losses have been within management's expectations.

         For the years ended December 31, 1999, 1998 and 1997, there was no customer that accounted for more than 10% of consolidated net revenue. The Company purchases its hardware primarily from three main vendors. Sales of products from these vendors accounted for 33%, 27% and 32% of consolidated net revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

6.       INVENTORIES

         Inventories consist primarily of POS terminals, peripherals, paper and other supplies for resale to customers, as well as items to support maintenance contracts. Inventories held by revenue type were as follows:

                                                      December 31,
                                                    1999        1998
                                                -----------  -----------
         Systems and installation inventories   $2,756,973   $3,820,084
         Services and supplies inventories       1,096,068      953,282
                                                -----------  -----------
                                                $3,853,041   $4,773,366
                                                ===========  ===========

         Included in services and supplies inventories at December 31, 1999 and 1998 is approximately $486,797 and $364,639, respectively, of used or refurbished parts and components which the Company has on hand to fulfill maintenance contract requirements. Due to the nature of the systems installed and the longevity of the systems in general, service may be provided for several years after sale, causing much of the refurbished inventories on hand to be composed of older items. During the fourth quarters of 1998 and 1997, the Company recorded a provision for excess and obsolete inventories of $40,000 and $451,182, respectively. No provisions were recorded during the year ended December 31, 1999.

7.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                           December 31,
                                                       1999            1998
                                                   ------------   ------------
  Furniture and equipment                          $   742,599    $   965,604
  Automobiles                                          234,788        242,138
  Leasehold improvements                               107,066        114,108
                                                   ------------   ------------
                                                     1,084,453      1,321,850
  Less accumulated depreciation and amortization      (487,672)      (477,205)
                                                   ------------   ------------

  Property and equipment, net                      $   596,781    $   844,645
                                                   ============   ============

8.       SHORT-TERM BORROWINGS.

         On December 17, 1997, the Company entered into a new line of credit that provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures December 31, 2000; and is collateralized by the Company's accounts receivable and inventory. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquiring or selling any assets over $50,000 excluding purchases of dealers; (ii) selling or transferring any collateral except for finished inventory in the ordinary course of business; (iii) selling inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis;
(iv) incurring any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guaranteeing or otherwise become liable with respect to obligations of another party or entity; (vi) paying or declaring any dividend (except for dividends payable solely in stock) or (vii) making any changes in the Company's capital structure that would have a material adverse effect upon the Company's business, results of operations or financial condition. The Company obtained waivers from the lender on the dividends issued on its preferred stock and on the sale of its Smyth Imager Division, See Note 4. The Company had outstanding borrowings of $3,256,434 and $3,160,266 bearing interest at 10.25% and 9.75% at December 31, 1999 and 1998, respectively. At December 31, 1999, the Company was in compliance with the covenants on the line of credit and approximately $1,428,467 of eligible collateral was available for the Company to borrow under the credit facilities.

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities, equipment and vehicles under noncancelable capital leases and operating lease arrangements expiring in various years through 2008. Certain of the operating leases may be renewed for periods ranging from one to three years.

         Future annual minimum lease payments for noncancelable capital and operating leases at December 31, 1999 were:

                                                         Capital      Operating
                                                          Leases        Leases
                                                      ------------  ------------
        2000                                          $    58,925   $   824,988
        2001                                               45,366       620,865
        2002                                               15,882       576,054
        2003                                               10,325       513,967
        2004                                                   --       312,263
        Thereafter                                             --       515,200
                                                      ------------  ------------
        Total minimum lease payments                      130,498   $ 3,363,337
        Less amounts representing interest                (28,707)  ============
                                                      ------------
        Present value of minimum lease payments           101,791
        Current portion                                   (44,205)
                                                      ------------
        Long-term capital lease obligations           $    57,586
                                                      ============

         Total rent expense under these operating leases was $1,043,499 for the year ended December 31, 1999, of which $86,380 was paid to the former owner of CRI, $180,760 to an officer of ARS and $114,642 paid to an officer of QBM. Total rent expense under these operating leases was $907,579 for the year ended December 31, 1998, of which $80,274 was paid to a former owner of CRI, $180,760 to an officer of ARS and $81,613 paid to an officer of QBM. Rent expense for the year ended December 31, 1997 was $581,438, respectively, of which $48,000 was paid to the former owner of CRI and $173,760 was paid to an officer of ARS.

         The net book value of assets under capital leases at December 31, 1999 and 1998 was $103,932 and $143,280, respectively, and are included in property and equipment in the accompanying consolidated balance sheets.

         In connection with its move from its current location in London, Kentucky, CRI agreed in good faith to a new definitive lease regarding up to 12,000 square feet of office and warehouse space constructed by two officers and former owners of CRI. Terms of the lease are for 10 years and the rate is $6.00, $8.00, $10.00 and $11.00 per square foot for years one, two, three through eight and nine through ten, respectively. The Company has agreed to guarantee these lease payments. The Company believes that the terms of the contract are equivalent or more favorable than those that would be obtained under an arm's-length transaction. Rent expense is recognized on an straight line basis.

         In connection with the merger of ARS into the Company on December 31, 1996, an amended lease agreement was executed with the former owners of ARS, certain of whom are now officers of ARS, for the office facility which ARS currently occupies. The amended lease is at a monthly rate of $15,063 and expires in December 2003.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired Company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 1999, no provision for bonus payments were made for these certain employment agreements due to the fact that that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $2,316,467 at December 31, 1999 excluding bonus amount contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1999, as amended in March 1999, was $205,545. At December 31, 1999, the Company has an accrual of $67,557 for future bonus payments under this contract.

         The Company has an independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 1999, as amended in March 1999 was $188,135.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made a provision of $100,000 in the accompanying consolidated financial statements for the twelve months ended December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement.

         In the United States District Court for the Southern District of Ohio, Maurice R. Johnson filed on September 30, 1998, a complaint against the Company, Automated Retail Systems, Inc. dba, and Cash Registers, Inc. alleging breach of employment contract and violation of the Age Discrimination in Employment Act, 29 U.S.C., Sec Et Seq. The plaintiff, Mr. Maurice R. Johnson, claimed that the Company owed Mr. Johnson, $534,498 in lost salary, guaranteed bonuses per his employment agreement and lost stock options. On October 25, 1999, the Company reached a settlement with Mr. Johnson. Under the settlement agreement, the Company paid Mr. Johnson $24,050 in consideration for the case to be dismissed. In addition, the Company agreed to hire Mr. Johnson as a consultant until April 1, 2002 at a monthly rate of $1,300 per month and pay approximately $472 per month for group medical insurance for the duration of his consulting agreement. Based on this agreement, all claims by either party have been dismissed.

          On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Walker claimed that the Company owed Mr. Walker $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company had requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman was also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 no later than September 9, 1999 or prior thereto in the event the Company completed certain financing. The Spindler Family Trust has also agreed to sell to Larry Cohen and certain third parties 595,478 shares of common stock of the Company owned by the Trust for $83,366.92 at any time on or prior to September 9, 1999, in the event that certain financing occurs. On September 9, 1999, the Company and Paul Spindler amended the previous agreement to extend the previous agreement until December 9, 1999. The Company paid Paul Spindler one-half of the $40,000 consulting fee on September 9, 1999 and the remaining one-half on December 9, 1999. The shares related to the settlement were purchased by Larry Cohen and certain third parties and not by the Company on October 13, 1999. Under the Settlement Agreement with Richard Walker, the Walker Family Trust provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000. The 710,477 shares of common stock, previously owned by Richard Walker, were transferred to Larry Cohen and certain third parties, as approved by the Board of Directors, on September 30, 1999.

10.      STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment was up to $2,000,000 and was to be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each were to close within thirty and ninety days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement were met. The Securities and Exchange Commission declared the registration statement effective on August 14, 1998. The Company incurred penalty fees of $50,000 due to the registration statement not being declared effective within 90 days following the closing date, pursuant to paragraph 2 (b) of the Registration Rights Agreement. In January 2000, all authorized shares of Preferred Stock have been cancelled. There are no shares of Preferred Stock that can be issued under the terms of this agreement.

         The dividends on the Preferred Stock are cumulative and are payable quarterly in stock or in cash, at the holder's option, at the rate of 6% per annum of the original issue price of the stock. The liquidation preference of each share of Preferred Stock is $100 plus unpaid dividends. The purchaser of the Preferred Stock received warrants to purchase 125,000 shares of the Company's common stock concurrently with the first $1,000,000 installment. These warrants were valued by the Company at $181,000 using a Black-Scholes option pricing model and are exercisable at $3.26 per share. The amounts that may be purchased under the second and third installments are limited by a provision in the Preferred Stock agreement that prohibits the purchaser from owning more than 20% of the Company's common stock on an as-converted basis. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 25,000 shares of the Company's common stock to each of Wharton Capital Partners, Ltd. and H D Brous as compensation for services provided by them as placement agents. These warrants were valued by the Company at $70,000 using a Black-Scholes option pricing model and are exercisable at $3.556 per share.

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

         As of December 31, 1998, 9,450 shares of the Preferred Stock were converted into 1,060,715 shares of common stock and the remaining 550 shares were redeemed by the Company in a separate agreement with H D Brous, wherein the Company negotiated the conversion of the 550 shares of Preferred Stock into 101,633 shares of common stock for the amount of $70,762. In addition, the Company issued 5,993 shares in common stock valued at $10,084 representing the accrued but unpaid dividends on the preferred shares being converted. During 1998, the Company also paid cash dividends of $23,580 to the holders of the Preferred Stock. For the year ended December 31, 1998, all Preferred Stock had been converted to common stock.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,500 to increase the carrying value to the liquidation value of $1.00 per share. On September 10, 1999, the Company redeemed $100,000 of the Series B shares. The Company recorded cumulative preferred dividends of $25,940 as of December 31, 1999.

WARRANTS

         At December 31, 1999 and 1998, the Company had outstanding 718,750 Class A Redeemable Common Stock Purchase Warrants (Warrants) that entitle each holder to purchase one share of common stock for $6.00 during a five-year period commencing December 12, 1997. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain circumstances. Commencing February 12, 1998, the Warrants are redeemable by the Company at $.01 per Warrant upon thirty-days' prior written notice, provided the closing bid price of the common stock shall have been at least $10.00 per share for the twenty consecutive trading days ending on the third day prior to the date of the notice of redemption.

         At December 31, 1999 and 1998, the Company had outstanding 125,000 Underwriters' Stock Warrants which entitle the holders thereof to purchase up to 125,000 shares of common stock at $8.70 per share. In addition, the Company had 62,500 Underwriters' Warrants entitling the holders to purchase up to 62,500 Warrants at $.125 per Warrant. The Warrants underlying the Underwriters' Warrants entitle the holders to purchase up to 62,500 shares of common stock at $8.70 per share. Both the Underwriters' Stock Warrants and the Underwriters' Warrants are exercisable during a four-year period commencing November 12, 1996. The Underwriters' Stock Warrants and Underwriters' Warrants contain antidilution provisions providing for adjustment upon the occurrence of certain events.

         In 1998, the Company issued to Coast Business Credit warrants to purchase 25,062 shares of common stock at an exercise price of $3.99 per share in connection with the $5,000,000 credit line. These warrants were valued by the Company at $39,000 using the Black-Scholes option pricing model and are being amortized as part of the debt issuance costs in setting up the credit line. The warrants expire on December 16, 2002.

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

         Common stock is purchased on each semi-annual purchase date at a purchase price equal to eighty-five (85%) percent of the lower of (i) the fair market value per share of common stock on the entry date into that offering period or (ii) the fair market value per share on that semi-annual purchase date. The maximum number of shares of common stock purchasable per participant on any semi-annual purchase date shall not exceed 1,000 shares. Purchase rights are not granted under the 1997 Employees Plan to any eligible employee if such individual would, immediately after grant, own or hold outstanding options or other rights to purchase stock representing five percent or more of the total combined voting power of all classes of stock of the Company or any of its corporate affiliates.

         During 1999 and 1998, the Company issued 47,763 and 20,392 shares, respectively, of common stock to its employees under the 1997 Employees Plan. No shares of common stock were issued to its employees in 1997 under the 1997 Employees Plan. On November 1, 1999, the Board of Directors suspended the 1997 Employee Stock Purchase Plan.

EQUITY PARTICIPATION PLAN

         The 1996 Equity Participation Plan of Bristol Retail Solutions, Inc. (the Stock Option Plan) was adopted by the Board of Directors and approved by the written consent of the majority of the stockholders on July 31, 1996. The Stock Option Plan provides for the grant of stock options, restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights to employees, consultants and affiliates. Options granted under the Stock Option Plan may be incentive stock options (ISOs) or nonstatutory stock options (NSOs). ISOs may be granted only to employees and the exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date and the term of the options may not be more than ten years from the date of grant (110% of the fair market value and five years from the date of grant if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company). All other stock awards may be granted to employees, consultants, or affiliates. The exercise price of NSOs shall be determined by a committee appointed by the Board of Directors to administer the Stock Option Plan (the Committee) but shall not be less than the fair market value of a share of common stock on the grant date. The term of the NSOs shall be determined by the Committee.

         On April 3, 1998, the Board of Directors amended the Stock Option Plan to increase the number of shares authorized to 3,450,000 from 2,450,000 shares of common stock. The increase was approved by the stockholders on May 15, 1998. At December 31, 1999, options to purchase 3,430,000 shares of common stock were outstanding at exercise prices ranging from $0.1875 to $3.188 per share. All options vest at a rate of 25% per year commencing on the first anniversary of the grant date. On February 27, 1998 and July 21, 1999, each of the independent directors were awarded 30,000 and 50,000 of options respectively, that vest immediately from the date of grant. No other stock-based awards have been offered under the Stock Option Plan.

         On May 20, 1997, 50,000 options to purchase common stock were granted to non employees and were accounted for at their fair value in accordance with SFAS No. 123. The remaining options were issued to employees and were accounted for in accordance with APB No. 25. SFAS No. 123 requires the calculation of pro forma information regarding net loss and net loss per share as if SFAS No. 123 had been adopted for options issued to employees.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

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

         In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997: risk-free interest rates of ranging 4.6% to 6.0%;
dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 80%; and a weighted-average expected life of the options of five years. Pro forma compensation costs of shares issued under the Employee Qualified Stock Purchase Plan is measured based on the discount from market value on the date of purchase in accordance with SFAS No. 123.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                      Years Ended December 31,
                                                                      1999                     1998                     1997
                                                                      ----                     ----                     ----
         Reported net loss applicable to common stockholders   $       (440,724)       $     (2,224,863)       $     (4,968,607)
         Pro forma net loss                                    $       (385,479)       $     (2,399,602)       $     (5,395,970)
         Reported basic and diluted net loss per share         $          (0.06)       $          (0.38)       $          (0.96)
         Pro forma basic and diluted net loss per share        $          (0.06)       $          (0.41)       $          (1.04)

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

         Option activity under the Stock Option Plan is as follows:

                                                                                     Weighted-Average
                                                             Number of Options        Exercise Price
                                                             -----------------        --------------

         Outstanding - January 1, 1997                             418,166              $   6.26
         Granted-weighted-average fair value of  $2.11           1,092,500                  3.01
         Forfeited                                                (105,666)                (2.89)
                                                                -----------
         Outstanding - December 31, 1997                         1,405,000                  3.02
         Granted-weighted-average fair value of  $1.94             489,850                  2.87
         Forfeited                                                (355,850)                (2.77)
                                                                -----------
         Outstanding - December 31, 1998                         1,539,000                  2.97
         Granted-weighted-average fair value of  $0.28           2,650,000                  0.41
         Forfeited                                                (759,000)                (3.03)
                                                                -----------

         Outstanding - December 31, 1999                         3,430,000                  0.98
                                                                ===========
         Exercisable at end of period                              982,500              $   1.44

         This table summarizes information concerning currently outstanding and exercisable options:

                                                        Options Outstanding                     Options Exercisable
                                                        -------------------                     -------------------
                                                                                                             Weighted
                                                         Weighted Average       Weighted                      Average
                                            Number           Remaining          Average         Number       Exercise
         Range of Exercise Price          Outstanding     Contractual Life   Exercise Price   Exercisable      Price
         -----------------------          -----------     ----------------   --------------   -----------    --------
         $0.1875-$0.6875                    2,650,000          9.59             $0.41          560,000       $0.37

         $2.375-$2.875                        430,000          5.99             $2.70          267,500       $2.68

         $3.125-$3.188                        350,000          8.04             $3.17          155,000       $3.17
                                            ---------                                          -------

         $0.1875-$3.188                     3,430,000          9.21             $0.98          982,500       $1.44
                                            =========                                          =======

SHARES RESERVED FOR FUTURE ISSUANCE

         At December 31, 1999, 151,845 shares of common stock were reserved for future issuance in connection with the Company's incentive stock option and employee stock purchase plans and 1,256,312 shares in connection with outstanding warrants.


11.      INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                             Years Ended December 31,
                                                      1999             1998            1997
                                                      ----             ----            ----
             Current:
                 Federal                       $        --        $        --       $        --
                 State                               9,259             19,349             2,500
                                               ------------       ------------      ------------
             Total current                           9,259             19,349             2,500

             Deferred:
                 Federal                            67,947           (675,040)       (1,118,651)
                 State                              49,711           (209,697)         (242,154)
                 Change in valuation allowance    (117,658)           884,737         1,360,805
                                               ------------       ------------      ------------
             Total deferred                             --                 --                --
                                               ------------       ------------      ------------
             Provision for income taxes        $     9,259        $    19,349       $     2,500
                                               ============       ============      ============


         Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                      December 31,
                                                                 1999              1998
                                                                 ----              ----
             Deferred tax assets:
             Net operating loss                             $   1,838,969     $   1,684,216
             Inventories                                           99,964           231,042
             Allowance for doubtful accounts                      123,936           199,676
             Deferred revenue                                     121,060            51,919
             Accrued compensation                                  64,479           134,460
             Other reserves and allowances                         74,406           139,159
                                                            --------------    --------------
               Total deferred tax assets                        2,322,814         2,440,472

               Deferred tax liabilities:
             Tax over book depreciation                                --                --
                                                            --------------    --------------

               Net deferred tax assets                          2,322,814         2,440,472

               Valuation allowance on net deferred
                   tax assets                                  (2,322,814)       (2,440,472)
                                                            --------------    --------------

               Net deferred taxes                           $          --     $          --
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

         At December 31, 1999, the Company has federal net operating loss carryforwards of $4,196,000 that begin to expire in the year 2011. Pursuant to
Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax provision is:


                                        Year Ended                      Year Ended                      Year Ended
                                     December 31, 1999               December 31, 1998               December 31, 1997
                                     -----------------               -----------------               -----------------
                                  Amount         Percent          Amount        Percent           Amount         Percent
                               ------------   ------------     ------------   ------------     ------------   ------------
Tax at U.S. statutory rates    $  (123,559)         (39.4)%    $  (599,350)         (35.0)%    $(1,738,137)         (35.0)%
State income taxes, net of
    federal tax benefit             63,577           20.3         (183,041)         (10.7)        (258,238)          (5.2)
Nondeductible goodwill              97,379           31.0           93,248            5.5          741,541           14.9
Change in valuation
    allowance                     (117,658)         (37.5)         884,737           51.7        1,360,805           27.4
Officers' Life Insurance             6,096            1.9         (184,924)         (10.8)              --             --
Meals & Entertainment               68,401           21.8               --             --               --             --
Other                               15,023            4.8            8,679            0.5         (103,471)          (2.1)
                               ------------   ------------     ------------   ------------     ------------   ------------

                               $     9,259            2.9%     $    19,349            1.2%     $     2,500            0.0%
                               ============   ============     ============   ============     ============   ============


12.  EMPLOYEE BENEFIT PLAN

         The Company, on December 1, 1998 consolidated the wholly-owned subsidiaries Section 401(k) employees savings plans into the Bristol Profit Sharing Plan (the Plan). The Plan covers substantially all full-time employees who have worked for more than one year. Contributions are based on the profitability of the Company and are made at the sole discretion of the Company. The Company made no discretionary contributions for the year ended December 31, 1999. There were $26,550 and $46,461 in discretionary contributions for the years ended December 31, 1998 and 1997, respectively.

13. RELATED PARTY TRANSACTIONS

         The Company had various transactions with related parties which were made in the normal course of business. A summary of these transactions is as follows:

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                 1999             1998            1997
                                                                                 ----             ----            ----
          Cash register purchases from R.S.M.G , which has an officer
              of Smyth as an officer and member of its Board of Directors    $       --        $  588,814      $  421,746
          Note paid to RBC, Inc., a company owned by the president
              of CRI                                                                 --                --          40,000
          Rent paid to a director of CRI                                         86,380            80,274          48,000
          Rent paid to Pollastro Properties, Inc., owned by the former
              owner of ARS, currently an officer of the Company                 180,760           180,760         173,760
          Rent paid to Schroeter, owned by former owner of QBM, currently
              an employee of QBM                                                114,642            81,613              --
          Auto leases paid to ARS Leasing Co, owned by an officer
              of the Company                                                      4,071            12,234          18,628
          Payment received from president of ARS                                     --                --         (47,767)
          Insurance premiums paid for insurance coverage
              purchased through a broker who is a family
              member of a director and officer of the Company                        --                --          73,845
          Payments to PRS, owned by an officer of the Company                    11,776                --              --
          Payments on note payable Schroeter, an employee of QBM                 54,423                --              --

         Facility lease transactions with related parties are further discussed in Note 9, Commitments and Contingencies.

          Amounts payable to (due from) related parties were as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                                  1999                1998
                                                                                  ----                ----
           Note payable to former owner of QBM, currently an employee of QBM    $15,577             $70,000
           Amount payable to PRS, owned by an officer of the Company             46,077                  --

14.      SUBSEQUENT EVENTS

         On January 12, 2000, the Company and Berthel SBIC, LLC (Berthel) entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Convertible Preferred Stock (Series C) and a warrant to purchase 425,000 shares of is common stock. The warrant has an exercise price per share of $0.1 and is exercisable until January 12, 2005. In connection with the purchase price by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed that either: (i) not later than the close of business on June 1, 2000, Larry Cohen will surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, at which time the Company will cancel the options, or (ii) such options shall expire by their terms not later than the close of business on June 1, 2000, unexercised. Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price as defined in the agreement. Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors and Stockholders of Bristol Retail Solutions, Inc.


We have audited the consolidated financial statements of Bristol Retail Solutions, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated April 8, 2000. Such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Bristol Retail Solutions, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Costa Mesa, California
April 8, 2000


                                                  SCHEDULE II

                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                            Balance at        Additions                         Balance
                                            Beginning     Charged to Costs                       at End
                                            of Period       and Expenses       Deductions       of Period
                                            ---------       ------------       ----------       ---------
Year ended December 31, 1999:

     Inventory reserves                      $314,558               --         262,058(1)         $ 52,500

     Allowance for doubtful accounts         $524,356           58,000         295,859(2)         $286,497

Year ended December 31, 1998:

     Inventory reserves                      $553,321           40,000         278,763(1)         $314,558

     Allowance for doubtful accounts         $382,990          245,952         104,586(2)         $524,356

Year ended December 31, 1997:

     Inventory reserves                       $46,945          508,122           1,746(1)         $553,321

     Allowance for doubtful accounts          $39,090          369,740(3)       25,840(2)         $382,990


(1) Consists primarily of the write-off of excess/obsolete inventories and includes for the year ended December 31, 1999 the inventory reserves included in the assets of the Smyth division that was sold November 1999.
(2) Consists primarily of the write-off of uncollectible customer invoice amounts and for the year ended December 31, 1999, the allowance for doubtful accounts included in the assets of the Smyth division that was sold November 1999.
(3) Amount includes $137,756 of allowance of doubtful accounts acquired in the acquisitions which were not charged to costs and expenses during 1997.