Form 10-Q
period 2000-03-31
BRISTOL RETAIL SOLUTIONS INC
filed 2000-05-22
CIK 1016657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

(   )    Transition report pursuant to Section 13 or 15(d) of the Exchange
         Act of 1934

         For the transition period from                    to
                                        ------------------    ------------------
                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                          58-2235556
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                             Identification No).


3760 KILROY AIRPORT WAY, SUITE 450, LONG BEACH, CALIFORNIA        90806
         (Address of Principal Executive Offices)               (Zip code)


                                 (562) 988-3660
                (Issuer's Telephone Number, Including Area Code)

         5000 BIRCH STREET, SUITE 205, NEWPORT BEACH, CALIFORNIA, 92660
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

      Check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.001 par value - 6,968,282 shares as of April 30, 2000 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of April 30, 2000

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index


Part I    --- FINANCIAL INFORMATION                                                                Page

          Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                 3

             Consolidated Statements of Operations for the three months ended March
             31, 2000 and 1999                                                                      4

             Consolidated Statements of Cash Flows for the three months ended March
             31, 2000 and 1999                                                                      5

             Notes to Consolidated Financial Statements                                             6-9

          Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                     10-17

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17

Part II   --- OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                18
          Item 6.  Exhibits and Reports on Form 8-K                                                 18

Signature                                                                                           19

                                   BRISTOL RETAIL SOLUTIONS, INC.
                                     Consolidated Balance Sheets


                                               ASSETS                              March 31,     December 31,
                                                                                     2000           1999
                                                                                 (Unaudited)
                                                                                --------------  --------------
Current assets:
      Cash and cash equivalents                                                 $     393,383   $     332,959
      Accounts receivable, net of allowance for doubtful accounts of $309,421
        and $286,497 at March 31, 2000 and December 31, 1999                        4,081,476       5,378,202
      Inventories, net                                                              3,828,026       3,853,041
      Prepaid expenses and other current assets                                       408,568         395,767
      Current portion of note receivable                                               67,746          82,331
                                                                                --------------  --------------

           Total current assets                                                     8,779,199      10,042,300

Property and equipment, net                                                           547,927         596,781
Intangible assets, net of accumulated amortization of $876,622 and $808,790 at
         March 31, 2000 and December 31, 1999                                       4,204,378       4,272,210
Note receivable - noncurrent portion                                                  109,211         116,898
Other assets                                                                          182,910         192,611
                                                                                --------------  --------------

           Total assets                                                         $  13,823,625   $  15,220,800
                                                                                ==============  ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                     $   2,854,211   $   3,351,434
      Accounts payable                                                              2,585,641       2,506,322
      Accrued salaries, wages and related benefits                                    322,989         643,761
      Accrued expenses                                                                369,510         587,322
      Deferred service revenue                                                      1,619,121       1,327,066
      Customer advances                                                               619,081         652,348
      Current portion of note payable to related party                                  6,297          15,577
      Current portion of long-term debt                                                41,365          10,293
      Current portion of capital lease obligations                                     43,233          44,205
                                                                                --------------  --------------

           Total current liabilities                                                8,461,448       9,138,328

Long term debt                                                                         31,674          66,667
Capital lease obligations - noncurrent portion                                         43,560          57,586
Other long-term liabilities                                                            67,557          67,557
Commitments and contingencies
Series C Convertible Preferred Stock, 4,000,000 shares authorized; 500,000
     shares issued and outstanding at March 31, 2000                                1,000,000              --
Stockholders' equity
      Preferred stock:
           No par value; Series B Preferred Stock; $1,000,000 shares
           authorized; 500,000 shares issued and 100,000 shares outstanding
           at March 31, 2000 and 400,000 shares at December 31, 1999                  100,000         400,000
      Common stock, $.001 par value:
           20,000,000 shares authorized; 6,968,282 and 6,963,282 shares
           issued and outstanding at March 31, 2000 and December 31, 1999               6,968           6,968
      Additional paid-in capital                                                   13,475,972      13,259,222
      Accumulated deficit                                                          (9,338,929)     (7,750,903)
                                                                                --------------  --------------
                                                                                    4,244,011       5,915,287
      Less 5,000 shares of treasury stock, at cost                                    (24,625)        (24,625)
                                                                                --------------  --------------
           Total stockholders' equity                                               4,219,386       5,890,662
                                                                                --------------  --------------
           Total liabilities and stockholders' equity                           $  13,823,625   $  15,220,800
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements.


                                               Page 3

                                   BRISTOL RETAIL SOLUTIONS, INC.
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                                     2000            1999
                                                                                --------------  --------------
Revenue:
            System sales and installation                                           4,014,187       5,183,770
            Service and supplies sales                                              2,129,824       2,925,546
                                                                                --------------  --------------

Net revenue                                                                         6,144,011       8,109,316
Cost of revenue:
            System sales and installation                                           3,337,899       3,433,533
            Service and supplies sales                                              1,612,921       2,139,696
                                                                                --------------  --------------

Total cost of revenue                                                               4,950,820       5,573,229
                                                                                --------------  --------------

Gross margin                                                                        1,193,191       2,536,087

Operating expenses:
            Selling, general and administrative expenses                            2,282,411       2,673,962
            Research and development costs                                                 --         235,322
                                                                                --------------  --------------

Total operating expenses                                                            2,282,411       2,909,284
                                                                                --------------  --------------

Operating loss                                                                     (1,089,220)       (373,197)

Other expense, net                                                                    130,772         124,618
                                                                                --------------  --------------

Loss before income taxes                                                           (1,219,992)       (497,815)
Provision for income tax                                                                   --              --
                                                                                --------------  --------------

Net loss and comprehensive net loss                                             $  (1,219,992)  $    (497,815)
                                                                                ==============  ==============

Net loss                                                                        $  (1,219,992)  $    (497,815)
Preferred stock accretion and dividends:
            Accretion related to Series C Convertible Preferred Stock                (334,056)             --
            Cumulative dividends for Preferred Stock                                  (33,978)             --
                                                                                --------------  --------------

Net loss applicable to common stockholders                                      $  (1,588,026)  $    (497,815)
                                                                                ==============  ==============

Basic and diluted net loss to common stockholders per share                     $       (0.23)  $       (0.07)
                                                                                ==============  ==============

Basic and diluted weighted average common shares outstanding                        6,963,282       6,915,519
                                                                                ==============  ==============


See accompanying notes to consolidated financial statements.


                                               Page 4

                                   BRISTOL RETAIL SOLUTIONS, INC.
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                     2000            1999
                                                                                --------------  --------------
Cash flows from operating activities:
     Net loss                                                                   $  (1,219,992)  $    (497,815)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                    52,765          79,977
       Amortization                                                                   105,034         145,131
       Provision for doubtful accounts                                                 23,402              --

       Changes in operating assets and liabilities:
              Accounts receivable                                                   1,273,324       1,029,220
              Inventories                                                               4,900         252,595
              Prepaid expenses and other assets                                       (50,221)
              Accounts payable                                                         79,319         358,154
              Other accrued expenses                                                 (546,622)
              Deferred revenue                                                        292,055        (116,653)
              Customer advances                                                       (33,267)        483,413
              Other long-term liabilities                                                  --
                                                                                --------------  --------------

Net cash provided by (used in) operating activities                                   (19,303)      1,119,786

Cash flows from investing activities:
       Cash paid for final installment, acquisition                                        --         (10,000)
       Receivables from rescinded acquisition                                          15,000          56,807
       Purchases of property and equipment                                             (3,911)        (22,856)
                                                                                --------------  --------------

Net cash provided by investing activities                                              11,089          23,951

Cash flows from financing activities:
       Repayment of capital lease obligations                                         (14,998)        (14,865)
       Repayment of note payable to related party                                      (9,280)        (27,733)
       Net borrowings (repayments) on line of credit                                 (497,223)       (677,597)
       Repayment of long-term debt                                                     (3,921)         (4,849)
       Issuance of Series C Convertible Preferred Stock and warrants                1,000,000              --
       Preferred stock issuance costs                                                 (80,000)             --
       Redemption of preferred stock                                                 (300,000)             --
       Payment of cash dividends-preferred stock                                      (25,940)             --
                                                                                --------------  --------------

Net cash provided by (used in) financing activities                                    68,638        (725,044)

Net increase in cash and cash equivalents                                              60,424         418,693
Cash and cash equivalents at beginning of period                                      332,959         146,235
                                                                                --------------  --------------

Cash and cash equivalents at end of period                                      $     393,383   $     564,928
                                                                                ==============  ==============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                   $     126,251   $      96,105
                                                                                ==============  ==============

       Cash paid for income taxes                                               $          --   $       5,100
                                                                                ==============  ==============
Supplemental disclosures of non-cash transactions:
       Preferred stock accretion recorded to increase Series C
         Preferred Stock to redemption value                                    $     334,056   $          --
                                                                                ==============  ==============
See accompanying notes to consolidated financial statements.


                                               Page 5

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


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

         The accompanying consolidated March 31, 2000 and 1999 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc. (PCR); and Quality Business Machines (QBM).

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

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three months ended March 31, 2000 and 1999, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

BASIC AND DILUTED PER SHARE INFORMATION

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants and conversion of outstanding preferred stock and preferred stock dividends on Series C Convertible Preferred Stock. Common equivalent shares have not been included where inclusion would be antidilutive.

   FOR THE QUARTER ENDED MARCH 31, 1999
                                                                     Loss            Shares       Per-Share
                                                                 (Numerator)     (Denominator)      Amount
                                                                --------------  --------------  --------------
   BASIC LOSS PER SHARE
   Loss applicable to common stockholders                       $    (497,815)      6,915,519   $       (0.07)
                                                                                                ==============
   Effect of Dilutive Securities                                           --              --
                                                                --------------  --------------

   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                       $    (497,815)      6,915,519   $       (0.07)
                                                                ==============  ==============  ==============

   FOR THE QUARTER ENDED MARCH 31, 2000

   BASIC LOSS PER SHARE
   Net loss                                                     $  (1,219,992)
   Accretion related to Series C Convertible Preferred Stock         (334,056)
   Cumulative dividends for Preferred Stock                           (33,978)
                                                                --------------
   Loss applicable to common stockholders                          (1,588,026)      6,963,282   $       (0.23)
                                                                                                ==============

   Effect of Dilutive Securities                                           --              --
                                                                --------------  --------------

   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders                       $  (1,588,026)      6,963,282   $       (0.23)
                                                                ==============  ==============  ==============


         At March 31, 2000 and 1999, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options, warrants and conversion of preferred stock and preferred stock dividends, were antidilutive for the three months ended March 31, 2000 and 1999.

COMPREHENSIVE OPERATIONS

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. As of March 31, 2000 and 1999, there is no difference between net loss and comprehensive loss.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. No amounts have been paid as of March 31, 2000.

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                                 December 31,
                                                                                March 31, 2000       1999
                                                                                --------------  --------------

                  Furniture and equipment                                       $     720,615   $     742,599
                  Automobiles                                                         234,788         234,788
                  Leasehold improvements                                              107,066         107,066
                                                                                --------------  --------------
                                                                                    1,062,469       1,084,453
                  Less accumulated depreciation and amortization                     (514,542)       (487,672)
                                                                                --------------  --------------

                  Property and equipment, net                                   $     547,927   $     596,781
                                                                                ==============  ==============


STOCKHOLDERS' EQUITY

     PREFERRED STOCK

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,500 to increase the carrying value to the liquidation value of $1.00 per share. As of March 31, 2000, the Company has redeemed $400,000 of the Series B shares. The Company recorded cumulative preferred dividends of $3,978 as of March 31, 2000.

          On January 12, 2000, the Company and Berthel SBIC, LLC (Berthel) entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Convertible Preferred Stock (the Series C) and a warrant to purchase 425,000 shares of its common stock for $920,000, net of offering costs. The warrant has an exercise price per share of $0.01 and is exercisable until January 12, 2005. In connection with the purchase price by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed that either: (i) not later than the close of business on June 1, 2000, Larry Cohen will surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, at which time the Company will cancel the options, or (ii) such options shall expire by their terms not later than the close of business on June 1, 2000, unexercised.

          Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price equal to the "Fair Market Value" of the Company, multiplied by a fraction, the numerator of which is the total of (i) the number of Warrant Shares tendered by the Investor, (ii) the number of shares of Common Stock for which the portion of the Warrant tendered by the Investor remains exercisable, (iii) the number of Conversion Shares tendered by the Investor and (iv) the number of shares of Common Stock for which the Series C Preferred Stock tendered by the Investor remain convertible;

          and the denominator of which is the total of (x) the total shares of outstanding Common Stock of the Company, (y) the number of shares of Common Stock for which the Warrant remains exercisable, and (z) the number of Conversion Shares for which all shares of Series C Preferred Stock held by the Investor remain convertible.

          Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration. In accordance with Emerging Issues Task Force
(EITF) Issue No. 00-7, unless the underlying preferred stock agreement is modified by December 31, 2000, the fair value of the Series C Preferred Stock will be recorded as a liability with changes in its fair value recognized in earnings.

          The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $30,000 as of March 31, 2000. The purchaser received warrants to purchase 425,000 shares of common stock. This warrant was valued by the Company at $216,750 using a Black-Scholes option pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $334,056 to increase the carrying value to the redemption value of $1,000,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1999.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the year ended December 31, 1999 and quarter ended March 31, 2000.

         This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Additional Factors That May Affect Future Results."

REVENUE

         The Company's consolidated total revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue).

         Total revenue for the quarter ended March 31, 2000 was $6,144,000 and represents a decrease of 24% from the Company's total revenue of $8,109,000 for the quarter ended March 31, 1999. The decrease in revenue from the quarter ended March 31, 2000 to the quarter ended March 31, 1999 was attributable to the previously announced sale of the Smyth Imager division that sold software and hardware to golf courses and resorts accounting for $1,521,000 of the decrease. The remaining difference in revenue is attributable to a slowdown in systems revenue in the Southern California grocery market. The Company has experienced a reduction in the number of sales this year when compared to 1999, now that the urgency for buying new systems generated by Y2K has passed.

         Total revenue for the quarter ended March 31, 2000 was comprised of 65% Systems Revenue and 35% Service Revenue, as compared to a revenue composition of 64% Systems Revenue and 36% Service Revenue for the quarter ended March 31, 1999.

         No customer accounted for more than 10% of total revenue for the quarter ended March 31, 2000 and 1999. Sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 20% of total revenue for the quarter ended March 31, 2000, and approximately 32% of total revenue for the quarter ended March 31, 1999. The Company has supply agreements with these manufacturers. The agreements are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. A change in the Company's or its subsidiaries relationships with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin decreased to $1,193,000 for the three months ended March 31, 2000, from $2,536,000 for the three months ended March 31, 1999. As a percentage of sales, gross margin for the quarter ended March 31, 2000 was 19% and was comprised of gross margin for Systems Revenue of 17% and gross margin for Service Revenue of 24%. Gross margin for the quarter ended March 31, 1999 was 31% and was comprised of gross margin for Systems Revenue of 33% and gross margin for Service Revenue of 27%. The decrease in systems and service gross margin is primarily attributable to the sale of the Smyth Imager division that had a higher gross margin on its software sales. In addition, decrease in systems and service gross margin is attributable to decreased revenue available to cover fixed labor and overhead which are components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the first quarter of 2000 of $2,282,000 decreased by $392,000 from the comparable prior-year period and represented 37% of total revenue, versus 33% of total revenue in the comparable prior year period. The decrease in expenses between years was primarily attributable to the sale of the Imager division. The increase in selling, general and administrative expenses as a percentage of revenue during the quarter ended March 31, 2000, compared to the comparable prior year quarter is primarily due to lower revenues in the first quarter of 2000.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were zero and $235,000 during the three-month periods ended March 31, 2000 and 1999, respectively. The decrease is due to the sale of the Imager division which costs in 1999 were attributable to software development costs to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets. The Company's policy is to expense such costs until technological feasibility is established. During the quarter ended March 31, 1999, the Company recorded $34,000 of amortization of capitalized software costs.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $11,000 for the three-month period ended March 31, 2000 compared to $10,000 for the quarter ended March 31, 1999. Interest income primarily related to finance charges earned on delinquent accounts. The Company recognized interest expense of $139,000 for the three-month period ended March 31, 2000 compared to $135,000 for the quarter ended March 31, 1999. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issue costs. The increase was a direct result of increased average borrowings under the existing credit facilities and an increase in the prime rate over the prior year.

INCOME TAX PROVISION

         The Company recorded no income tax provision for the three-month periods ended March 31, 2000 and March 31, 1999 as the Company had a taxable loss for state and federal income tax purposes.


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's loss applicable to common stockholders for the quarter ended March 31, 2000, was $1,588,000, consisting of the Company's net loss for the quarter of $1,220,000, accretion of $334,000 to increase the Series C Convertible Preferred Stock issued on January 12, 2000 to its redemption value of $100 per share and cumulative preferred dividends of $34,000. The Company's loss applicable to common stockholders for the quarter ended March 31, 1999 consisted of the Company's net loss for the quarter of $498,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $393,000 at March 31, 2000. During the three months ended March 31, 2000, the Company utilized $19,000 of cash in operations; generated $11,000 from investing activities; and generated $69,000 from financing activities, which consisted of the net impact of borrowings and repayments under the Company's various debt agreements, redemption of $300,000 of its Series B Preferred Stock, the issuance of 500,000 shares of Series C Convertible Preferred Stock for $920,000, net of issuance costs and payment of dividends of $26,000. During the three months ended March 31, 1999, the Company generated $1,120,000 of cash from operations; used $10,000 for the final installment for the acquisition of QBM and generated $34,000 from other investing activities; and used $725,000 from financing activities, which primarily related to net repayments under the Company's line of credit facilities and various debt agreements.

         On December 17, 1997, the Company obtained a line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $2,854,000 and $2,553,000 bearing interest at 10.75% and 9.50% at March 31, 2000 and 1999, respectively. As of March 31, 2000, the Company was in compliance with the covenants under the credit facility.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $53,000 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $53,000 to increase the carrying value to the liquidation value of $1.00 per share. As of March 31, 2000, the Company has redeemed $400,000 of the Series B shares. The Company recorded cumulative preferred dividends of $4,000 as of March 31, 2000.

          On January 12, 2000, the Company and Berthel SBIC, LLC (Berthel) entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Convertible Preferred Stock (the Series C) and a warrant to purchase 425,000 shares of its common stock for $920,000, net of offering costs. The warrant has an exercise price per share of $0.01 and is exercisable until January 12, 2005. In connection with the purchase price by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed that either: (i) not later than the close of business on June 1, 2000, Larry Cohen will surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, at which time the Company will cancel the options, or (ii) such options shall expire by their terms not later than the close of business on June 1, 2000, unexercised.

          Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price equal to the "Fair Market Value" of the Company, multiplied by a fraction, the numerator of which is the total of (i) the number of Warrant Shares tendered by the Investor, (ii) the number of shares of Common Stock for which the portion of the Warrant tendered by the Investor remains exercisable, (iii) the number of Conversion Shares tendered by the Investor and (iv) the number of shares of Common Stock for which the Series C Preferred Stock tendered by the Investor remain convertible;

          and the denominator of which is the total of (x) the total shares of outstanding Common Stock of the Company, (y) the number of shares of Common Stock for which the Warrant remains exercisable, and (z) the number of Conversion Shares for which all shares of Series C Preferred Stock held by the Investor remain convertible.

          Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration. In accordance with Emerging Issues Task Force
(EITF) Issue No. 00-7, unless the underlying preferred stock agreement is modified by December 31, 2000, the fair value of the Series C Preferred Stock will be recorded as a liability with changes in its fair value recognized in earnings.

     The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $30,000 as of March 31, 2000. The purchaser received warrants to purchase 425,000 shares of common stock. These warrants were valued by the Company at $217,000 using a Black-Scholes option pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $334,000 to increase the carrying value to the redemption value of $1,000,000.

          The Company believes that the additional capital infusion along with its availability on the Company's current asset based line of credit will be sufficient to meet its working capital requirements until December 31, 2000. At March 31, 2000, approximately $500,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, the Company will require additional financing in order to grow the business in the regions that it operates and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company has obtained financing with its latest offering of the Series C Preferred Stock. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's growth strategy and the achievement of sustained profitable operations.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 1. Legal Proceedings and Commitments and Contingencies, Notes to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. No amounts have been paid as of March 31, 2000.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY MATERIALLY AFFECT REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE, WITHOUT LIMITATION, THE SUCCESS OF THE COMPANY'S OPERATING SUBSIDIARIES; THE IMPACT OF THE COMPANY'S ACQUISITION STRATEGY AND THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE AND MANAGE THE ACQUIRED SUBSIDIARIES; THE ABILITY OF THE COMPANY TO OBTAIN FUTURE FINANCING ON ACCEPTABLE TERMS; AND SUBSEQUENT CHANGES IN BUSINESS STRATEGY OR PLAN.

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

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. For the quarter ended March 31, 2000, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 20% of net revenue for the quarter ended March 31, 2000. During 1999, the Company experienced some delivery delays from manufacturers due to cash flows. In particular, the Company had its credit line with several manufacturers reduced or suspended until such time the Company became current. The Company believes it is current with its suppliers and has had some credit lines increased or reinstated; however, there can be no assurances that these credit lines will not be suspended or cancelled in the future should the Company fail to meet its payment commitments. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         RELIANCE ON KEY PERSONNEL. The Company has, in the past relied on the expertise of the senior management of the dealers acquired. Some of this management is no longer actively involved with the Company. The Company has promoted the former President of ARS as its Chief Operating Officer. In addition, the Company has restructured its operations and has made appointments accordingly. The Company is highly dependent on the expertise of these few individuals to execute the Company's strategy. In addition, competition for highly qualified, computer and systems personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

         RISKS OF LOW-PRICED SECURITIES. The Company was delisted from Nasdaq SmallCap Market on August 3, 1999. The Company's stock currently trades in the over-the-counter market on the OTC Bulletin Board. As a result, unless the Company has average revenues of $6,000,000 for the last three years or net tangible assets of at least $2,000,000 at the end of the fiscal year, the Company's common stock would be covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, since quoted price fell below $5.00 per share, the rule affects the ability of broker-dealers to sell the Company's securities and also affects the ability of shareholders to sell their shares in the secondary market. As of February 29, 2000, the closing price of the common stock was $0.625.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2000, the carrying values of the Company's financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. No amounts have been paid as of March 31, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         4.14*    Certificate of Designation, Preferences and Rights
                              of Series C Convertible Preferred Stock
                     11*      Calculation of Earnings per Share
                     10.20*   Investment Agreement by and between Bristol Retail
                              Solutions, Inc. and Berthel SBIC, LLC. for 500,000
                              shares of Series C Convertible Preferred Stock.
                     27*      Financial Data Schedule

               *     Filed herewith.

         (b)   Reports on Form 8-K
                     During the three months ended March 31, 2000, the Company has not filed a Current Report on Form 8-K.

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




       May 22, 2000              By: /s/ MICHAEL S. SHIMADA
--------------------------           -------------------------------------------
          Date                       Michael S. Shimada
                                     Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)