Form 10-Q
period 2000-06-30
BRISTOL RETAIL SOLUTIONS INC
filed 2000-08-21
CIK 1016657

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

(   )   Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                to
                                       ---------------    ---------------

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)



           DELAWARE                                        58-2235556
(State or Other Jurisdiction of                (IRS Employer Identification No).
Incorporation or Organization)

3760 KILROY AIRPORT WAY, SUITE 450, LONG BEACH, CALIFORNIA               90806
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
Yes   X     No
    -----      -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $.001 par value - 6,976,968 shares as of July 31, 2000 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of July 31, 2000

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index



Part I --- FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheet as of June 30, 2000 and December
          31, 1999                                                             3

          Consolidated Statements of Operations for the three months
          ended June 30, 2000 and 1999                                         4

          Consolidated Statements of Operations for the six months
          ended June 30, 2000 and 1999                                         5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999                                       6-7

          Notes to Consolidated Financial Statements                        8-11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-19

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      20

Part II --- OTHER INFORMATION

     Item 1.  Legal Proceedings                                               21
     Item 5.  Other Events                                                    21
     Item 6.  Exhibits and Reports on Form 8-K                                21

Signature                                                                     22


                         BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Balance Sheets

                                        ASSETS                           June 30,      December 31,
                                                                          2000             1999
                                                                       (Unaudited)
                                                                      -------------    -------------
                                                                                       <C.
Current assets:
   Cash and cash equivalents                                          $    197,432     $    332,959
   Accounts receivable, net of allowance for doubtful accounts of
     $300,091 and $286,497 at June 30, 2000 and December 31, 1999        3,621,745        5,378,202
   Inventories, net                                                      3,494,092        3,853,041
   Prepaid expenses and other current assets                               498,365          395,767
   Current portion of note receivable                                       60,936           82,331
                                                                      -------------    -------------
           Total current assets                                          7,872,570       10,042,300

Property and equipment, net                                                536,968          596,781
Intangible assets, net of accumulated amortization of $945,774
   and $808,790 at June 30, 2000 and December 31, 1999                   4,135,227        4,272,210
Note receivable - noncurrent portion                                       101,191          116,898
Other assets                                                               155,664          192,611
                                                                      -------------    -------------
           Total assets                                               $ 12,801,620     $ 15,220,800
                                                                      =============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                              $  2,676,054     $  3,351,434
   Accounts payable                                                      3,269,892        2,506,322
   Accrued salaries, wages and related benefits                            463,481          643,761
   Accrued expenses                                                        422,314          587,322
   Deferred service revenue                                              1,570,834        1,327,066
   Customer advances                                                       517,043          652,348
   Current portion of note payable to related party                             --           15,577
   Current portion of long-term debt                                        39,346           10,293
   Current portion of capital lease obligations                             40,597           44,205
                                                                      -------------    -------------
           Total current liabilities                                     8,999,561        9,138,328

Long term debt                                                              31,002           66,667
Capital lease obligations - noncurrent portion                              34,902           57,586
Other long-term liabilities                                                 67,557           67,557
Commitments and contingencies
  Series C Convertible Preferred Stock, 500,000 shares authorized;
     500,000 shares issued and outstanding at June 30, 2000              1,000,000               --
Stockholders' equity
     Preferred stock, No par value:
        Series B Preferred Stock; 1,000,000 shares authorized;
          500,000 shares issued and 100,000 shares outstanding
          at June 30, 2000 and 400,000 at December 31, 1999                100,000          400,000
     Common stock, $.001 par value:
        20,000,000 shares authorized; 6,976,968 and 6,963,282
          shares issued and outstanding at June 30, 2000 and
          December 31, 1999                                                  6,977            6,968
     Additional paid-in capital                                         13,478,048       13,259,222
     Accumulated deficit                                               (10,891,802)      (7,750,903)
                                                                      -------------    -------------
                                                                         2,693,223        5,915,287
     Less 5,000 shares of treasury stock, at cost                          (24,625)         (24,625)
                                                                      -------------    -------------
           Total stockholders' equity                                    2,668,598        5,890,662
                                                                      -------------    -------------
           Total liabilities and stockholders' equity                 $ 12,801,620     $ 15,220,800
                                                                      =============    =============

See accompanying notes to consolidated financial statements.


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended June 30,
                                                                    2000            1999
                                                                ------------    ------------
Revenue:
  System sales and installation                                 $ 4,218,951     $ 6,981,530
  Service and supplies sales                                      2,100,007       2,668,990
                                                                ------------    ------------

Total revenue                                                     6,318,958       9,650,520
Cost of revenue:
   System sales and installation                                  3,911,843       4,786,537
   Service and supplies sales                                     1,569,520       2,008,240
                                                                ------------    ------------

Total cost of revenue                                             5,481,363       6,794,777
                                                                ------------    ------------

Gross margin                                                        837,595       2,855,743

Operating expenses:
   Selling, general and administrative expenses                   2,230,826       2,491,771
   Research and development costs                                        --         202,336
                                                                ------------    ------------

Total operating expenses                                          2,230,826       2,694,107
                                                                ------------    ------------

Operating (loss) income                                          (1,393,231)        161,636

Other expense, net                                                  102,349         113,784
                                                                ------------    ------------

(Loss) income before income taxes                                (1,495,580)         47,852
Provision for income tax                                              4,300           2,950
                                                                ------------    ------------

Net (loss) income and comprehensive net (loss) income           $(1,499,880)    $    44,902
                                                                ============    ============

Net (loss) income                                               $(1,499,880)    $    44,902
Accretion related to Series B Preferred Stock                            --         (52,500)
Cumulative dividends for Series C Preferred Stock                   (32,992)        (12,500)
                                                                ------------    ------------

Net loss applicable to common stockholders                      $(1,532,872)    $   (20,098)
                                                                ============    ============

Basic and diluted net loss to common stockholders per share     $     (0.22)    $     (0.00)
                                                                ============    ============

Basic and diluted weighted average common shares outstanding      6,971,013       6,963,282
                                                                ============    ============


See accompanying notes to consolidated financial statements.

                                     Page 4


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                   Six Months Ended June 30,
                                                                    2000             1999
                                                                -------------    -------------
Revenue:
   System sales and installation                                $  8,297,186     $ 12,477,179
   Service and supplies sales                                      4,165,783        5,274,600
                                                                -------------    -------------

Total revenue                                                     12,462,969       17,751,779
Cost of revenue:
   System sales and installation                                   7,352,570        8,776,876
   Service and supplies sales                                      3,182,441        3,886,921
                                                                -------------    -------------

Total cost of revenue                                             10,535,011       12,663,797
                                                                -------------    -------------

Gross margin                                                       1,927,958        5,087,982

Operating expenses:
   Selling, general and administrative expenses                    4,410,409        4,904,035
   Research and development costs                                         --          403,565
                                                                -------------    -------------

Total operating expenses                                           4,410,409        5,307,600
                                                                -------------    -------------

Operating loss                                                    (2,482,451)        (219,618)

Other expense, net                                                   233,121          230,345
                                                                -------------    -------------

Loss before income taxes                                          (2,715,572)        (449,963)
Provision for income tax                                               4,300            2,950
                                                                -------------    -------------

Net loss and comprehensive net loss                             $ (2,719,872)    $   (452,913)
                                                                =============    =============

Net loss                                                        $ (2,719,872)    $   (452,913)
Preferred stock accretion and dividends:
   Accretion related to Series B Preferred Stock                          --          (52,500)
   Accretion related to Series C Convertible Preferred Stock        (354,056)              --
   Cumulative dividends for Preferred Stock                          (66,970)         (12,500)
                                                                -------------    -------------

Net loss applicable to common stockholders                      $ (3,140,898)    $   (517,913)
                                                                =============    =============

Basic and diluted net loss to common stockholders per share     $      (0.45)    $      (0.07)
                                                                =============    =============

Basic and diluted weighted average common shares outstanding       6,967,169        6,939,532
                                                                =============    =============



See accompanying notes to consolidated financial statements.

                                     Page 5


                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                               2000              1999
                                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                                 $(2,719,872)    $  (452,913)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                               111,275         138,232
     Amortization                                               213,664         291,868
     Provision for excess and obsolete inventories              147,750              --

     Changes in operating assets and liabilities:
         Accounts receivable                                  1,756,456         109,488
         Inventories                                            170,969         429,722
         Prepaid expenses and other assets                     (142,306)       (121,159)
         Accounts payable                                       763,570        (384,265)
         Other accrued expenses                                (356,317)       (112,448)
         Deferred revenue                                       243,768        (245,648)
         Customer advances                                     (135,305)        207,986
         Other long-term liabilities                                 --              --
                                                            ------------    ------------

Net cash provided by (used in) operating activities              53,652        (139,137)

Cash flows from investing activities:
    Cash paid for final installment, acquisition                     --         (10,000)
    Cash paid for acquisitions, net of cash acquired                 --              --
    Receivables from rescinded acquisition                       20,000          56,807
    Purchases of property and equipment                         (51,462)        (57,191)
                                                            ------------    ------------

Net cash used in investing activities                           (31,462)        (10,384)

Cash flows from financing activities:
    Repayment of capital lease obligations                      (26,292)        (33,203)
    Net (repayments) borrowings on line of credit              (675,380)        345,456
    Repayment of long-term debt                                  (6,612)         (9,257)
    Repayment of note payable to related party                  (15,578)        (36,442)
    Issuance of preferred stock                               1,000,000         500,000
    Preferred stock issuance costs                              (80,000)             --
    Redemption of Series B Preferred Stock                     (300,000)             --
    Payment of cash dividends-preferred stock                   (55,940)             --
    Issuance of common stock                                      2,085          21,560
                                                            ------------    ------------

Net cash (used in) provided by financing activities            (157,717)        788,114

Net (decrease) increase in cash and cash equivalents           (135,527)        638,593
Cash and cash equivalents at beginning of period                332,959         146,235
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $   197,432     $   784,828
                                                            ============    ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                  $   232,373     $   221,519
                                                            ============    ============
    Cash paid for income taxes, net                         $     4,300     $     8,050
                                                            ============    ============

See accompanying notes to consolidated financial statements.



                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Supplemental disclosures of cash flow information (continued):
                                                               Six Months Ended June 30,
                                                                  2000        1999
                                                               ----------   --------
Supplemental disclosures of non-cash transactions:
    Warrants issued in connection with the issuance of
       preferred stock                                         $ 216,750    $52,500
                                                               ==========   ========
    Capital lease obligations to finance capital assets        $      --    $16,845
                                                               ==========   ========


Non-cash transactions relating to Preferred Stock:
    Preferred stock accretion recorded to increase Series B
       Preferred Stock to redemption value                     $      --    $52,500
                                                               ==========   ========
    Preferred stock accretion recorded to increase Series C
       Preferred Stock to redemption value                     $ 354,056    $    --
                                                               ==========   ========







See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000


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

         The accompanying consolidated June 30, 2000 and 1999 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Register Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc. (PCR); and Quality Business Machines (QBM).

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

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three and six months ended June 30, 2000 and 1999, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

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


   FOR THE QUARTER ENDED JUNE 30, 2000
                                                            Loss           Shares         Per-Share
                                                         (Numerator)    (Denominator)       Amount
                                                        ------------    ------------    ------------
   BASIC LOSS PER SHARE
   Net loss                                             $(1,499,880)
   Cumulative dividends for preferred stock                 (32,992)
                                                        ------------
   Loss applicable to common stockholders               $(1,532,872)      6,971,013     $     (0.22)
                                                                                        ============

   Effect of Dilutive Securities                                 --              --
                                                        ------------    ------------

   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders               $(1,532,872)      6,967,013     $     (0.22)
                                                        ============    ============    ============

   FOR THE SIX MONTHS ENDED JUNE 30, 2000

   BASIC LOSS PER SHARE
   Net loss                                             $(2,719,872)
   Accretion related to Series B Preferred Stock           (354,056)
   Cumulative dividends for Series B Preferred Stock        (66,970)
                                                        ------------
   Loss applicable to common stockholders                (3,140,898)      6,967,169     $     (0.45)
                                                                                        ============

   Effect of Dilutive Securities                                 --              --
                                                        ------------    ------------

   DILUTED LOSS PER SHARE
   Loss applicable to common stockholders               $(3,140,898)      6,967,169     $     (0.45)
                                                        ============    ============    ============

         At June 30, 2000 and 1999, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options, warrants and conversion of preferred stock, were antidilutive for the three and six months ended June 30, 2000 and 1999.

COMPREHENSIVE OPERATIONS

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. As of June 30, 2000 and 1999, there is no difference between net loss and comprehensive loss.

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

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                              June 30, 2000   December 31, 1999
                                                               ------------    ------------
             Furniture and equipment                           $   758,690     $   742,599
             Automobiles                                           234,788         234,788
             Leasehold improvements                                113,916         107,066
                                                               ------------    ------------

                                                                 1,107,394       1,084,453
             Less accumulated depreciation and amortization       (570,426)       (487,672)
                                                               ------------    ------------

             Property and equipment, net                       $   536,968     $   596,781
                                                               ============    ============



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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. As of June 30, 2000, the Company has paid $75,000.

STOCKHOLDERS' EQUITY

     COMMON STOCK

     On April 11, 2000, the Company issued 8,686 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

     PREFERRED STOCK

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company has not redeemed the Company's Series B by December 31, 1999, an amount equal to $0.05 per month shall reduce the exercise price of the warrant for each month that any of the Series B remains outstanding. The Company recorded accretion of $52,500 to increase the carrying value to the liquidation value of $1.00 per share. As of March 31, 2000, the Company has redeemed $400,000 of the Series B shares. The Company recorded cumulative preferred dividends of $6,970 as of June 30, 2000.

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

          Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price equal to the fair market value of the Company, multiplied by a fraction, the numerator of which is the total of (i) the number of warrant shares tendered by Berthel, (ii) the number of shares of common stock for which the portion of the warrant tendered by Berthel remains exercisable, (iii) the number of conversion shares tendered by Berthel and (iv) the number of shares of common stock for which the Series C Preferred Stock tendered by Berthel remain convertible; and the denominator of which is the total of (x) the total shares of outstanding common stock of the Company, (y) the number of shares of common stock for which the warrant remains exercisable, and (z) the number of conversion shares for which all shares of Series C Preferred Stock held by Berthel remain convertible. Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-7, unless the underlying preferred stock agreement is modified by December 31, 2000, the fair value of the Series C Preferred Stock will be recorded as a liability with changes in its fair value recognized in earnings.

     The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $60,000 as of June 30, 2000. The purchaser received warrants to purchase 425,000 shares of common stock. These warrants were valued by the Company at $216,750 using a Black-Scholes option-pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $354,056 to increase the carrying value to the redemption value of $1,000,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1999.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. The Company completed no acquisitions during the year ended December 31, 1999 and for the six months ended June 30, 2000.

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

         Total revenue for the quarter ended June 30, 2000 was $6,319,000 and represents a decrease of 35% from the Company's total revenue of $9,651,000 for the quarter ended June 30, 1999. The decrease in revenue from the quarter ended June 30, 2000 to the quarter ended June 30, 1999 was attributable to the previously announced sale of the Smyth Imager division in November 1999 that sold software and hardware to golf courses and resorts accounting for $1,555,000 of the decrease. The remaining decrease in revenue is attributable to a slowdown in franchise hospitality revenue when compared to the prior year quarter ended June 30, 1999. The Company expects this to continue for the foreseeable future.

         Total revenue for the six months ended June 30, 2000 was $12,463,000, a 30% decrease over the comparable six months ended June 30, 1999. The decrease in revenue was attributable to the previously announced sale of the Smyth Imager division accounting for $3,076,000 of the decrease. The remaining difference in revenue is attributable to a slowdown in systems revenue in the grocery and franchise hospitality markets. The Company has experienced a reduction this year in the number of sales when compared to 1999, now that the urgency for buying new systems generated by Y2K has passed.

         Total revenue for the quarter ended June 30, 2000 was comprised of 67% Systems Revenue and 33% Service Revenue, as compared to a revenue composition of 72% Systems Revenue and 28% Service Revenue for the quarter ended June 30, 1999. Total revenue for the six months ended June 30, 2000 was comprised of 67% Systems Revenue and 33% Service Revenue, as compared to a revenue composition of 70% Systems Revenue and 30% Service Revenue for the six months ended June 30, 1999. The mix of revenue change from 1999 to 2000 for both the three- and six-month periods was primarily due to product mix due to the sale of the Smyth Imager division.

         No customer accounted for more than 10% of total revenue for the three- and six-month periods ended June 30, 2000 and 1999. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc.
(ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 38% and 29% of total revenue for the three- and six-month periods ended June 30, 2000, and approximately 31% of total revenue for both the three- and six-month periods ended June 30, 1999. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. A change in the Company's or its subsidiaries' relationship with these principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin decreased to $838,000 for the three months ended June 30, 2000, from $2,856,000 for the three months ended June 30, 1999. As a percentage of sales, gross margin for the quarter ended June 30, 2000 was 13% and was comprised of gross margin for Systems Revenue of 7% and gross margin for Service Revenue of 25%. Gross margin for the quarter ended June 30, 1999 was 30% and was comprised of gross margin for Systems Revenue of 31% and gross margin for Service Revenue of 25%. The decrease in systems and service gross margin is primarily attributable to decreased revenue available to cover fixed labor and overhead that are components of cost of sales. Based on a complete physical observation at each of its subsidiaries and due to lower than planned level of sales, the Company determined that it had excess replacement parts inventory as of June 30, 2000 and therefore took the appropriate write-down. In the second quarter the Company wrote off approximately $200,000 in slow-moving parts and recorded an additional provision of $100,000.

         Gross margin decreased $3,160,000 for the six months ended June 30, 2000, from $5,088,000 for the six months ended June 30, 1999. As a percentage of sales, gross margin for the six months ended June 30, 2000 was 15% and was comprised of gross margin for Systems Revenue of 11% and gross margin for Service Revenue of 24%. Gross margin for the six months ended June 30, 1999 was 29% and was comprised of gross margin for Systems Revenue of 30% and Service Revenue of 26%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to decreased revenue available to cover fixed labor and overhead. As a percentage of revenue, the decrease in Service Revenue gross margin is primarily attributable to lower billable support charges compared to the prior year that have a higher gross margin as compared to fixed fee service maintenance contracts. Based on significant losses experienced in the first half of the year, management is in the process of implementing a reduction in workforce and considering a plan to sell and close unprofitable locations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the second quarter of $2,231,000 decreased by $261,000 from the comparable prior-year period and represented 35% of total revenue, versus 26% of total revenue in the comparable prior year period. The decrease in expenses in absolute dollars between years was primarily attributable to the sale of the Imager division offset by increase in selling costs due to increase in sales staff at the Southern California location. The increase in selling, general and administrative expenses as a percentage of revenue during the quarter ended June 30, 2000, compared to the comparable prior year quarter is primarily due to lower revenues in the first quarter of 2000.

         Total selling, general and administrative expenses for the six months ended June 30, 2000 of $4,410,000 decreased by $494,000 from the comparable prior-year period and represented 35% of total revenue, versus 28% of total revenue in the comparable prior year six month period. The decrease in expenses in absolute dollars between years was primarily attributable to the sale of the Imager division offset by increase in selling costs due to increase in sales staff at the Southern California location. The increase in selling, general and administrative expenses as a percentage of revenue during the quarter ended June 30, 2000, compared to the comparable prior year quarter is primarily due to lower revenues in the first six months of 2000.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were zero during the three- and six month periods ended June 30, 2000 compared to $202,000 and $404,000 incurred during the three- and six-month periods ended June 30, 1999. The decrease is due to the sale of the Imager division which costs in 1999 were attributable to software development costs to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets. The Company's policy is to expense such costs until technological feasibility is established. During the three- and six month periods ended June 30, 1999, the Company recorded $34,000 and $70,000 of amortization of capitalized software costs.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $17,000 and $25,000 for the three- and six-month periods ended June 30, 2000 compared to zero and $17,000 for the three- and six-month periods ended June 30, 1999. Interest income primarily related to finance charges earned on delinquent accounts offset by customer payment discounts. The Company recognized interest expense of $119,000 and $258,000 for the three-and six-month periods ended June 30, 1999 compared to $114,000 and $247,000 for the three- and six-month periods ended June 30, 1999. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issuance costs. The increase was a direct result of increased average borrowings under the existing credit facilities and an increase in the prime rate over the prior year.

INCOME TAX PROVISION

         The Company recorded a slight income tax provision for the three- and six-month periods ended June 30, 2000 and 1999, respectively. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the quarter ended June 30, 2000 was $1,533,000, consisting of the Company's net loss of $1,500,000 and cumulative dividends on preferred stock of $33,000. The Company's loss applicable to common stockholders for the six months ended June 30, 2000, was $3,141,000, consisting of the Company's net loss for the six month period of $2,720,000, accretion of $354,000 to increase the Series C Convertible Preferred Stock issued on January 12, 2000 to its redemption value of $100 per share and cumulative preferred dividends of $67,000.

         The Company's net loss applicable to common stockholders for the quarter ended June 30, 1999 was $20,000, consisting of the Company's net income of $45,000, accretion of $52,000 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Preferred Stock of $13,000. The Company's net loss applicable to common stockholders for the six months ended June 30, 1999, was $518,000, consisting of the Company's net loss for the six month period of $453,000, accretion of $52,000 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Series B Preferred Stock of $13,000.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $197,000 at June 30, 2000. During the six months ended June 30, 2000, the Company generated $54,000 of cash from operations; utilized $51,000 for the purchase of property and equipment and generated $20,000 from other investing activities; and utilized $158,000 from financing activities, which primarily related to net repayments under the Company's line of credit facilities redemption of $300,000 of its Series B Preferred Stock, the issuance of 500,000 shares of Series C Convertible Preferred Stock for $920,000, net of issuance costs, payment of dividends of $56,000 and repayments under various debt agreements. During the six months ended June 30, 1999, the Company utilized $139,000 of cash in operations; used $10,000 for the final installment for the acquisition of QBM, utilized $57,000 for the purchase of property and equipment and generated $57,000 from other investing activities; and generated $788,000 from financing activities, which primarily related to net borrowings under the Company's line of credit facilities, issuance of Series B Preferred Stock and repayments under various debt agreements.

         On December 17, 1997, the Company obtained a line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $2,676,000 and $3,576,000 bearing interest at 11.25% and 9.50% at June 30, 2000 and 1999, respectively. As of June 30, 2000, the Company was in compliance with the covenants under the credit facility.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $53,000 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company has not redeemed the Company's Series B by December 31, 1999, an amount equal to $0.05 per month shall reduce the exercise price of the warrant for each month that any of the Series B remains outstanding. The Company recorded accretion of $53,000 to increase the carrying value to the liquidation value of $1.00 per share. As of June 30, 2000, the Company has redeemed $400,000 of the Series B shares. The Company recorded cumulative preferred dividends of $7,000 for the period ended June 30, 2000. The exercise price of the warrants to purchase 150,000 shares of the Company's common stock has been reduced to $0.70 per share as of June 30, 2000.

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

          Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price equal to the fair market value of the Company, multiplied by a fraction, the numerator of which is the total of (i) the number of warrant shares tendered by Berthel, (ii) the number of shares of common stock for which the portion of the warrant tendered by Berthel remains exercisable, (iii) the number of conversion shares tendered by Berthel and (iv) the number of shares of common stock for which the Series C Preferred Stock tendered by Berthel remain convertible; and the denominator of which is the total of (x) the total shares of outstanding common stock of the Company, (y) the number of shares of common stock for which the warrant remains exercisable, and (z) the number of conversion shares for which all shares of Series C Preferred Stock held by Berthel remain convertible. Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-7, unless the underlying preferred stock agreement is modified by December 31, 2000, the fair value of the Series C Preferred Stock will be recorded as a liability with changes in its fair value recognized in earnings.

         The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $60,000 as of June 30, 2000. The purchaser received warrants to purchase 425,000 shares of common stock. This warrant was valued by the Company at $216,750 using a Black-Scholes option pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $354,056 to increase the carrying value to the redemption value of $1,000,000.

          The Company believes that the additional capital infusion along with its availability on the Company's current asset based line of credit will be sufficient to meet its working capital requirements until December 31, 2000. At June 30, 2000, approximately $500,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, if the Company is unable to achieve profitability in the foreseeable future additional financing will be required to meet current working capital requirements. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company has obtained financing with its latest offering of the Series C Preferred Stock. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's growth strategy and the achievement of sustained profitable operations.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 1. Legal Proceedings and Commitments and Contingencies, Notes to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. As of June 30, 2000, the Company has paid $75,000.


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

Quarterly sales and operating results, therefore, depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's business, results of operations, financial condition and cash flows. The Company believes that due to these factors, quarterly results may fluctuate accordingly; therefore, there can be no assurance that results in a specific quarter are indicative of future results.

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

         SUBSTANTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS. The Company may experience substantial fluctuations in its annual and quarterly operating results in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of an automation retail solution system. The changing of such delivery dates is beyond the Company's control. Quarterly sales and operating results therefore depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. For the quarter and six months ended June 30, 2000, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of Panasonic, ERC and NCR products accounted for approximately 29% of net revenue for the period ended June 30, 2000. During 1999, the Company experienced some delivery delays from manufacturers due to cash flows. In particular, the Company had its credit line with several manufacturers reduced or suspended until such time the Company became current. The Company believes it is current with its suppliers and has had some credit lines increased or reinstated; however, there can be no assurances that these credit lines will not be suspended or cancelled in the future should the Company fail to meet its payment commitments. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

         RELIANCE ON KEY PERSONNEL. The Company has, in the past relied on the expertise of the senior management of the dealers acquired. Some of this management is no longer actively involved with the Company. The Company has promoted the former President of ARS as its Chief Operating Officer. In June 2000, the Company appointed a new Chief Executive Officer and Chief Financial Officer. In addition, the Company has restructured its operations and has made appointments accordingly. The Company is highly dependent on the expertise of these few individuals to execute the Company's strategy. In addition, competition for highly qualified, computer and systems personnel is intense, and the loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees, could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At June 30, 2000, the carrying values of the Company's financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at June 30, 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. As of June 30, 2000, the Company has paid $75,000.


ITEM 5.  OTHER EVENTS

         On June 7, 2000, the Company announced the appointment of Mr. David Kaye as President and Chief Executive Officer and Mr. William Kerechek as Chief Financial Officer. Mr. Kaye replaces Mr. Michael Pollastro who was serving as both interim Chief Executive Officer and Chief Operating Officer. Mr. Pollastro will remain with the Company in the capacity of Executive Vice President and Chief Operating Officer. Mr. Kaye was also appointed as a member of the Board of Directors. Mr. Kerechek replaces Mr. Michael S. Shimada who resigned for personal reasons.

         Mr. Kaye, most recently, was a consultant specializing in turn-around situations and, during these past few months, had worked with the Company to develop and implement its strategic plan. Prior to his consulting work, Mr. Kaye was Founder and President of several companies. Mr. Kaye currently serves as a Board Member for Registry Magic.

         Mr. Kaye attended both New York University and the University of Miami, Coral Gables where he graduated with a Bachelor of Business Administration degree.

         Mr. Kerechek, most recently was with the Tyson Seafood Division of Tyson Foods, Inc. as Chief Financial Officer for eight years. Prior to that, Mr. Kerechek was the Controller of the Louis Kemp Division of Oscar Meyer, Inc. for six years. In total, Mr. Kerechek has over twenty-five years of accounting experience in the food industry. Mr. Kerechek has a BS in Accounting from the University of Illinois and he will be based out of Seattle, Washington.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  11*      Calculation of Earnings per Share
                  27*      Financial Data Schedule

                  * Filed herewith.

          (b)     Reports on Form 8-K

                  During the three months ended June 30, 2000, the Company did not file any Current Reports on Form 8-K.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc.
                                    --------------------------------------------
                                    (Registrant)



August 21, 2000                     By: /s/ BILL KERECHEK
----------------                    --------------------------------------------
     Date                           Bill Kerechek
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)