Form 10-Q/A
period 2000-03-31
BRISTOL RETAIL SOLUTIONS INC
filed 2000-09-07
CIK 1016657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-Q/A

(Mark One)

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

(   )    Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from                    to
                                        -----------------     ------------------

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                   DELAWARE                               58-2235556
        (State or Other Jurisdiction of        (IRS Employer Identification No).
        Incorporation or Organization)

3760 KILROY AIRPORT WAY, SUITE 450, LONG BEACH, CALIFORNIA              90806
         (Address of Principal Executive Offices)                     (Zip code)


                                 (562) 988-3660
                (Issuer's Telephone Number, Including Area Code)

         5000 BIRCH STREET, SUITE 205, NEWPORT BEACH, CALIFORNIA, 92660
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes    X     No
                        --------    --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.001 par value - 6,968,282 shares as of April 30, 2000 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of April 30, 2000

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index



Part I     --- FINANCIAL INFORMATION                                                                  Page

           Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                 3

                Consolidated Statements of Operations for the three months ended March 31, 2000
                and 1999                                                                               4

                Consolidated Statements of Cash Flows for the three months ended March 31, 2000
                and 1999                                                                               5

                Notes to Consolidated Financial Statements                                             6-9

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of         10-17
                    Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

Part II    --- OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                  18
           Item 6.  Exhibits and Reports on Form 8-K                                                   18

Signature                                                                                              19

                              BRISTOL RETAIL SOLUTIONS, INC.
                                Consolidated Balance Sheets


                                     ASSETS                                        March 31,     December 31,
                                                                                     2000            1999
                                                                                 (Unaudited)
                                                                                --------------  --------------
Current assets:
      Cash and cash equivalents                                                 $     393,383   $     332,959
      Accounts receivable, net of allowance for doubtful accounts of
        $309,421 and $286,497 at March 31, 2000 and December 31, 1999               4,081,476       5,378,202
      Inventories, net                                                              3,828,026       3,853,041
      Prepaid expenses and other current assets                                       408,568         395,767
      Current portion of note receivable                                               67,746          82,331
                                                                                --------------  --------------
           Total current assets                                                     8,779,199      10,042,300

Property and equipment, net                                                           547,927         596,781
Intangible assets, net of accumulated amortization of $876,622 and
         $808,790 at March 31, 2000 and December 31, 1999                           4,204,378       4,272,210
Note receivable - noncurrent portion                                                  109,211         116,898
Other assets                                                                          182,910         192,611
                                                                                --------------  --------------
           Total assets                                                         $  13,823,625   $  15,220,800
                                                                                ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                     $   2,854,211   $   3,351,434
      Accounts payable                                                              2,585,641       2,506,322
      Accrued salaries, wages and related benefits                                    322,989         643,761
      Accrued expenses                                                                369,510         587,322
      Deferred service revenue                                                      1,619,121       1,327,066
      Customer advances                                                               619,081         652,348
      Current portion of note payable to related party                                  6,297          15,577
      Current portion of long-term debt                                                41,365          10,293
      Current portion of capital lease obligations                                     43,233          44,205
                                                                                --------------  --------------
           Total current liabilities                                                8,461,448       9,138,328
Long term debt                                                                         31,674          66,667
Capital lease obligations - noncurrent portion                                         43,560          57,586
Other long-term liabilities                                                            67,557          67,557
Commitments and contingencies
Series C Convertible Preferred Stock, 4,000,000 shares authorized;
         500,000 shares issued and outstanding at March 31, 2000                    1,000,000              --
Stockholders' equity
      Preferred stock, No par value:
          Series B Preferred Stock; $1,000,000 shares authorized;
              500,000 shares issued and 100,000 shares outstanding
              at March 31, 2000 and 400,000 at December 31, 1999                      100,000         400,000
      Common stock, $.001 par value:
          20,000,000 shares authorized; 6,968,282 and 6,963,282
              shares issued and outstanding at March 31, 2000
              and December 31, 1999                                                     6,968           6,968
      Additional paid-in capital                                                   13,475,972      13,259,222
      Accumulated deficit                                                          (9,338,929)     (7,750,903)
                                                                                --------------  --------------
                                                                                    4,244,011       5,915,287
      Less 5,000 shares of treasury stock, at cost                                    (24,625)        (24,625)
                                                                                --------------  --------------
           Total stockholders' equity                                               4,219,386       5,890,662
                                                                                --------------  --------------
           Total liabilities and stockholders' equity                           $  13,823,625   $  15,220,800
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                              BRISTOL RETAIL SOLUTIONS, INC.
                           Consolidated Statements of Operations
                                        (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                                     2000            1999
                                                                                --------------  --------------
Revenue:
            System sales and installation                                           4,078,235       5,495,649
            Service and supplies sales                                              2,065,776       2,605,610
                                                                                --------------  --------------
Net revenue
                                                                                    6,144,011       8,101,259
Cost of revenue:
            System sales and installation                                           3,440,727       3,990,339
            Service and supplies sales                                              1,612,921       1,878,681
                                                                                --------------  --------------
Total cost of revenue                                                               5,053,648       5,869,020
                                                                                --------------  --------------
Gross margin                                                                        1,090,363       2,232,239
Operating expenses:
            Selling, general and administrative expenses                            2,179,583       2,412,264
            Research and development costs                                                 --         201,229
                                                                                --------------  --------------
Total operating expenses                                                            2,179,583       2,613,493
                                                                                --------------  --------------
Operating loss                                                                     (1,089,220)       (381,254)

Other expense, net                                                                    130,772         116,561
                                                                                --------------  --------------

Loss before income taxes                                                           (1,219,992)       (497,815)
Provision for income tax                                                                   --              --
                                                                                --------------  --------------
Net loss and comprehensive net loss                                             $  (1,219,992)  $    (497,815)
                                                                                ==============  ==============

Net loss                                                                        $  (1,219,992)  $    (497,815)
Preferred stock accretion and dividends:
            Accretion related to Series C Convertible Preferred Stock                (334,056)             --
            Cumulative dividends for Preferred Stock                                  (33,978)             --
                                                                                --------------  --------------

Net loss applicable to common stockholders                                      $  (1,588,026)  $    (497,815)
                                                                                ==============  ==============

Basic and diluted net loss to common stockholders per share                     $       (0.23)  $       (0.07)
                                                                                ==============  ==============

Basic and diluted weighted average common shares outstanding                        6,963,282       6,915,519
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                     2000            1999
                                                                                --------------  --------------
Cash flows from operating activities:
     Net loss                                                                   $  (1,219,992)  $    (497,815)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                                    52,765          79,977
       Amortization                                                                   105,034         145,131
       Provision for doubtful accounts                                                 23,402              --

       Changes in operating assets and liabilities:
              Accounts receivable                                                   1,273,324       1,029,220
              Inventories                                                               4,900         252,595
              Prepaid expenses and other assets                                       (50,221)        (18,045)
              Accounts payable                                                         79,319         358,154
              Other accrued expenses                                                 (546,622)       (596,191)
              Deferred revenue                                                        292,055        (116,653)
              Customer advances                                                       (33,267)        483,413
              Other long-term liabilities                                                  --
                                                                                --------------  --------------
Net cash provided by (used in) operating activities                                   (19,303)      1,119,786

Cash flows from investing activities:
       Cash paid for final installment, acquisition                                        --         (10,000)
       Receivables from rescinded acquisition                                          15,000          56,807
       Purchases of property and equipment                                             (3,911)        (22,856)
                                                                                --------------  --------------
Net cash provided by investing activities                                              11,089          23,951

Cash flows from financing activities:
       Repayment of capital lease obligations                                         (14,998)        (14,865)
       Repayment of note payable to related party                                      (9,280)        (27,733)
       Net borrowings (repayments) on line of credit                                 (497,223)       (677,597)
       Repayment of long-term debt                                                     (3,921)         (4,849)
       Issuance of Series C Convertible Preferred Stock and warrants                1,000,000              --
       Preferred stock issuance costs                                                 (80,000)             --
       Redemption of preferred stock                                                 (300,000)             --
       Payment of cash dividends-preferred stock                                      (25,940)             --
                                                                                --------------  --------------
Net cash provided by (used in) financing activities                                    68,638        (725,044)

Net increase in cash and cash equivalents                                              60,424         418,693
Cash and cash equivalents at beginning of period                                      332,959         146,235
                                                                                --------------  --------------
Cash and cash equivalents at end of period                                      $     393,383   $     564,928
                                                                                ==============  ==============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                   $     126,251   $      96,105
                                                                                ==============  ==============
       Cash paid for income taxes                                               $          --   $       5,100
                                                                                ==============  ==============
Supplemental disclosures of non-cash transactions:
       Preferred stock accretion recorded to increase Series C
         Preferred Stock to redemption value                                    $     334,056   $          --
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

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. No acquisitions were completed by the Company during the year ended December 31, 1999 and for the quarter ended March 31, 2000.

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

         Total revenue for the quarter ended March 31, 2000 was $6,144,000 and represents a decrease of 24% from the Company's total revenue of $8,101,000 for the quarter ended March 31, 1999. The decrease in revenue from the quarter ended March 31, 2000 to the quarter ended March 31, 1999 was attributable to the previously announced sale of the Smyth Imager division that sold software and hardware to golf courses and resorts accounting for $1,521,000 of the decrease. The remaining difference in revenue is attributable to a slowdown in systems revenue in the Southern California grocery market. The Company has experienced a reduction this year in the number of sales when compared to 1999, now that the urgency for buying new systems generated by Y2K has passed.

         Total revenue for the quarter ended March 31, 2000 was comprised of 66% Systems Revenue and 34% Service Revenue, as compared to a revenue composition of 68% Systems Revenue and 32% Service Revenue for the quarter ended March 31, 1999.

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

GROSS MARGIN

         Gross margin decreased to $1,090,000 for the three months ended March 31, 2000, from $2,232,000 for the three months ended March 31, 1999. As a percentage of sales, gross margin for the quarter ended March 31, 2000 was 18% and was comprised of gross margin for Systems Revenue of 16% and gross margin for Service Revenue of 22%. Gross margin for the quarter ended March 31, 1999 was 28% and was comprised of gross margin for Systems Revenue of 27% and gross margin for Service Revenue of 28%. The decrease in systems and service gross margin is primarily attributable to the sale of the Smyth Imager division that had a higher gross margin on its software sales in the first quarter 1999. In addition, the decrease in systems and service gross margin is attributable to decreased revenue available to cover fixed labor and overhead which are components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses in the first quarter of 2000 of $2,180,000 decreased by $233,000 from the comparable prior-year period and represented 35% of total revenue, versus 30% of total revenue in the comparable prior year period. The decrease in expenses between years was primarily attributable to the sale of the Imager division. The increase in selling, general and administrative expenses as a percentage of revenue during the quarter ended March 31, 2000, compared to the comparable prior year quarter is primarily due to lower revenues in the first quarter of 2000.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were zero and $201,000 during the three-month periods ended March 31, 2000 and 1999, respectively. The decrease is due to the sale of the Imager division which costs in 1999 were attributable to software development costs to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets. The Company's policy is to expense such costs until technological feasibility is established. During the quarter ended March 31, 1999, the Company recorded $34,000 of amortization of capitalized software costs.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $11,000 for the three-month period ended March 31, 2000 compared to $12,000 for the quarter ended March 31, 1999. Interest income primarily related to finance charges earned on delinquent accounts. The Company recognized interest expense of $139,000 for the three-month period ended March 31, 2000 compared to $135,000 for the quarter ended March 31, 1999. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issue costs. The increase was a direct result of increased average borrowings under the existing credit facilities and an increase in the prime rate over the prior year.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)          4.14    Certificate of Designation, Preferences and Rights
                              of Series C Convertible Preferred Stock
                              (Incorporated by reference to Exhibit 4.14 of the
                              Company's Form 10-Q dated March 31, 2000, filed
                              May 22, 2000, File No. 000-21633)
                      11      Calculation of Earnings per Share
                              (Incorporated by reference to Exhibit 11 of
                              the Company's Form 10-Q dated March 31,
                              2000, filed May 22, 2000, File No.
                              000-21633)
                      10.20   Investment Agreement by and between Bristol Retail
                              Solutions, Inc. and Berthel SBIC, LLC. for 500,000
                              shares of Series C Convertible Preferred Stock
                              (Incorporated by reference to Exhibit 10.20 of the
                              Company's Form 10-Q dated March 31, 2000, filed
                              May 22, 2000, File No. 000-21633)
                      27*     Financial Data Schedule

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

                                    Bristol Retail Solutions, Inc.
                                   ---------------------------------------------
                                    (Registrant)



   September 7, 2000                By: /s/ Bill Kerechek
------------------------           ---------------------------------------------
         Date                       Bill Kerechek
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)