Form 10-Q
period 2000-09-30
BRISTOL RETAIL SOLUTIONS INC
filed 2000-11-20
CIK 1016657

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

(   )    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                   to
                                       ------------------    -----------------

                         Commission file number: 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)



             DELAWARE                                     58-2235556
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

3760 KILROY AIRPORT WAY, SUITE 450, LONG BEACH, CALIFORNIA           90806
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

      Common Stock, $.001 par value - 7,501,859 shares as of November 20, 2000 Class A Redeemable Common Stock Purchase Warrants - 718,750 as of November
         20, 2000

      Transitional Small Business Disclosure Format (check one):
Yes   [ ]     No  [X]

The Financial Statements and Discussions contained herein have not been reviewed by independent auditors, and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                                   BRISTOL RETAIL SOLUTIONS, INC.

                                                Index


Part I     --- FINANCIAL INFORMATION                                                                   Page

           Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999               3

                Consolidated Statements of Operations for the three months ended September 30, 2000
                and 1999                                                                                 4

                Consolidated Statements of Operations for the nine months ended September 30, 2000
                and 1999                                                                                 5

                Consolidated Statements of Cash Flows for the nine months ended September 30, 2000
                and 1999                                                                                6-7

                Notes to Consolidated Financial Statements                                             8-11

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                        12-20

Part II    --- OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                   21
           Item 2.  Changes in Securities and Use of Proceeds                                           21
           Item 5. Other Events                                                                         21
           Item 6.  Exhibits and Reports on Form 8-K                                                    21

Signature                                                                                               22



                                        BRISTOL RETAIL SOLUTIONS, INC.
                                          Consolidated Balance Sheets


                                                                                      September 30,      December 31,
                                        ASSETS                                            2000              1999
                                                                                      -------------     -------------
                                                                                       (Unaudited)
Current assets:
      Cash and cash equivalents                                                       $     49,768      $    332,959
      Accounts receivable, net of allowance for doubtful accounts of $312,043
         and $286,497 at September 30, 2000 and December 31, 1999                        4,008,345         5,378,202
      Inventories, net                                                                   3,419,797         3,853,041
      Prepaid expenses and other current assets                                            645,530           395,767
      Current portion of note receivable                                                    81,602            82,331
                                                                                      -------------     -------------
           Total current assets                                                          8,205,042        10,042,300

Property and equipment, net                                                                457,653           596,781
Intangible assets, net of accumulated amortization of $1,373,065 and $808,790 at
      September 30, 2000 and December 31, 1999                                           4,066,076         4,272,210
Note receivable - noncurrent portion                                                        72,046           116,898
Other assets                                                                               398,976           192,611
                                                                                      -------------     -------------
           Total assets                                                               $ 13,199,793      $ 15,220,800
                                                                                      =============     =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                           $  3,107,218      $  3,351,434
      Accounts payable                                                                   3,615,004         2,506,322
      Accrued salaries, wages and related benefits                                         318,588           643,761
      Accrued expenses                                                                      50,000           587,322
      Deferred service revenue                                                           1,881,109         1,327,066
      Customer advances                                                                    473,100           652,348
      Current portion of note payable to related party                                          --            15,577
      Current portion of long-term debt                                                    454,288            10,293
      Current portion of capital lease obligations                                          27,347            44,205
                                                                                      -------------     -------------
           Total current liabilities                                                    10,219,790         9,138,328

Long term debt                                                                              13,100            66,667
Capital lease obligations - noncurrent portion                                              65,827            57,586
Other long-term liabilities                                                                                   67,557
Commitments and contingencies
Series C Convertible Preferred Stock, 500, 000 shares authorized; 500,000 shares
      issued and outstanding at September 30, 2000                                       1,000,000                --
Stockholders' equity
      Preferred stock, No par value:
          Series B Preferred Stock; 1,000,000 shares authorized; 500,000 shares issued and 50,000 shares outstanding at September 30, 2000 and 400,000
          at December 31, 1999                                                              50,000           400,000
      Common stock, $.001 par value:
          20,000,000 shares authorized; 8,226,968 and 6,963,282 shares issued and
          outstanding at September 30, 2000 and December 31, 1999                            8,227             6,968
      Additional paid-in capital                                                        13,976,798        13,259,222
      Accumulated deficit                                                              (12,159,324)       (7,750,903)
                                                                                      -------------     -------------
                                                                                         3,004,628         5,915,287
      Less 5,000 shares of treasury stock, at cost                                         (24,625)          (24,625)
                                                                                      -------------     -------------

           Total stockholders' equity                                                    2,980,003         5,890,662
                                                                                      -------------     -------------
           Total liabilities and stockholders' equity                                 $ 13,199,793      $ 15,220,800
                                                                                      =============     =============

See accompanying notes to consolidated financial statements.


                                   BRISTOL RETAIL SOLUTIONS, INC.
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                               Three Months Ended September 30,
                                                                     2000             1999
                                                                 ------------     ------------
Revenue:
       System sales and installation                             $ 3,186,390      $ 6,977,658
       Service and supplies sales                                  1,980,974        2,775,909
                                                                 ------------     ------------
Total revenue                                                      5,167,364        9,753,567
Cost of revenue:
       System sales and installation                               2,774,466        5,140,296
       Service and supplies sales                                  1,191,824        1,920,953
                                                                 ------------     ------------
Total cost of revenue                                              3,966,290        7,061,249
                                                                 ------------     ------------
Gross margin                                                       1,201,074        2,692,318

Operating expenses:
       Selling, general and administrative expenses                2,105,040        2,467,325
       Research and development costs                                     --          140,650
                                                                 ------------     ------------
Total operating expenses                                           2,105,040        2,607,975
                                                                 ------------     ------------
Operating (loss) income                                             (903,966)          84,343

Other expense, net                                                    92,732          144,645

Loss on the Sale of London, KY and Canton OH office assets          (233,796)              --
                                                                 ------------     ------------
(Loss) income before income taxes                                 (1,230,494)         (60,302)
Provision for income tax                                                 152            1,208
                                                                 ------------     ------------
Net (loss) income and comprehensive net (loss) income            $(1,230,646)     $   (61,510)
                                                                 ------------     ------------

Net (loss) income                                                $(1,230,646)     $   (61,510)
Accretion related to Series B Preferred Stock                             --               --
Cumulative dividends for Series C Preferred Stock                    (30,000)         (14,333)
                                                                 ------------     ------------
Net loss applicable to common stockholders                       $(1,260,646)     $   (75,843)
                                                                 ============     ============

Basic and diluted net loss to common stockholders per share      $     (0.17)     $     (0.01)
                                                                 ------------     ------------

Basic and diluted weighted average common shares outstanding       7,501,859        6,963,282
                                                                 ------------     ------------

See accompanying notes to consolidated financial statements.


                                   BRISTOL RETAIL SOLUTIONS, INC.
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                                     Nine Months Ended September 30,
                                                                         2000               1999
                                                                     -------------     -------------
Revenue:
       System sales and installation                                 $ 11,423,071      $ 19,454,837
       Service and supplies sales                                       6,205,153         8,050,509
                                                                     -------------     -------------
Total revenue                                                          17,628,224        27,505,346
Cost of revenue:
       System sales and installation                                    9,908,656        13,917,172
       Service and supplies sales                                       4,346,909         5,807,874
                                                                     -------------     -------------
Total cost of revenue                                                  14,255,565        19,725,046
                                                                     -------------     -------------
Gross margin                                                            3,372,659         7,780,300

Operating expenses:
       Selling, general and administrative expenses                     6,681,208         7,371,360
       Research and development costs                                          --           544,215
                                                                     -------------     -------------

Total operating expenses                                                6,681,208         7,915,575
                                                                     -------------     -------------
Operating loss                                                         (3,308,548)         (135,275)

Other expense, net                                                        319,582           374,990

Loss on the Sale of London, KY and Canton OH office assets               (233,796)               --
                                                                     -------------     -------------
Loss before income taxes                                               (3,880,682)         (510,265)
Provision for income tax                                                    4,452             4,158
                                                                     -------------     -------------
Net loss and comprehensive net loss                                  $ (3,880,682)     $   (514,423)
                                                                     -------------     -------------
Net loss                                                             $ (3,880,682)     $   (514,423)
Preferred stock accretion and dividends:
       Accretion related to Series B Preferred Stock                           --           (52,500)
       Accretion related to Series C Convertible Preferred Stock         (354,056)               --
       Cumulative dividends for Preferred Stock                           (96,970)          (26,883)
                                                                     -------------     -------------
Net loss applicable to common stockholders                           $ (4,331,708)     $   (593,806)
                                                                     =============     =============

Basic and diluted net loss to common stockholders per share          $      (0.58)     $      (0.09)
                                                                     -------------     -------------

Basic and diluted weighted average common shares outstanding            7,498,678         6,947,536
                                                                     -------------     -------------

See accompanying notes to consolidated financial statements.


                                        BRISTOL RETAIL SOLUTIONS, INC.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                           2000              1999
                                                                       ------------     ------------
Cash flows from operating activities:
     Net loss                                                          $(3,880,682)     $  (514,423)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                        161,184          208,586
       Amortization                                                        247,884          443,661
       Provision for excess and obsolete inventories                       112,144               --

       Changes in operating assets and liabilities:
              Accounts receivable net of allowances                      1,369,857       (2,182,185)
              Inventories                                                  321,100           (3,454)
              Prepaid expenses and other assets                           (455,399)        (101,352)
              Accounts payable                                           1,108,682          310,886
              Other accrued expenses                                      (519,358)        (543,515)
              Deferred revenue                                             554,043          390,055
              Customer advances                                           (179,248)         919,819
              Other long-term liabilities                                       --               --
                                                                       ------------     ------------
Net cash used in operating activities                                   (1,119,793)      (1,071,922)

Cash flows from investing activities:
       Cash paid for final installment, acquisition                             --          (10,000)
       Receivables from rescinded acquisition                               44,852           61,807
       Purchases of property and equipment                                 (63,806)        (124,606)
                                                                       ------------     ------------
Net cash used in investing activities                                      (18,954)         (72,799)

Cash flows from financing activities:
       Repayment of capital lease obligations                               (8,617)         (44,775)
       Net (repayments) borrowings on line of credit                      (244,216)       1,079,619
       Net (repayments) borrowings of long-term debt                       180,957          (16,326)
       Repayment of note payable to related party                          (15,577)         (45,296)
       Issuance of preferred stock                                       1,000,000          500,000
       Preferred stock issuance costs                                      (80,000)
       Redemption of Preferred Stock                                      (350,000)        (100,000)
       Payment of cash dividends-preferred stock                           (87,000)              --
       Additional Paid in Capital per Issuance of 1,250,000 shares
           of common stock                                                 498,750
       Issuance of common stock                                              1,259           21,560
                                                                       ------------     ------------
Net cash provided by financing activities                                  895,556        1,394,782

Net (decrease) increase in cash and cash equivalents                      (283,191)         250,061
Cash and cash equivalents at beginning of period                           332,959          146,235
                                                                       ------------     ------------
Cash and cash equivalents at end of period                             $    49,768      $   396,296
                                                                       ============     ============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                          $   356,128      $   357,683
                                                                       ============     ============
       Cash paid for income taxes, net                                 $     4,300      $     9,258
                                                                       ============     ============

See accompanying notes to consolidated financial statements.


                                        BRISTOL RETAIL SOLUTIONS, INC.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


Supplemental disclosures of cash flow information (continued):        Nine Months Ended September 30,
                                                                          2000              1999
                                                                       ------------     ------------
Supplemental disclosures of non-cash transactions:
           Warrants issued in connection with the issuance of
               preferred stock                                         $   216,750      $    52,500
                                                                       ============     ============
           Capital lease obligations to finance capital assets         $        --      $    45,860
                                                                       ============     ============


Non-cash transactions relating to Preferred Stock:
           Preferred stock accretion recorded to increase Series B
           Preferred Stock to redemption value                         $        --      $    52,500
                                                                       ============     ============
           Preferred stock accretion recorded to increase Series C
           Preferred Stock to redemption value                         $   354,056      $        --
                                                                       ============     ============

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service maintenance agreements. Currently, the Company has sales and service locations located in eleven cities and five states, primarily located in the Western and Midwestern region of the United States.

         The accompanying consolidated September 30, 2000 and 1999 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Retail Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc. (PCR); and Quality Business Machines (QBM).

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

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three and nine months ended September 30, 2000 and 1999, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

BASIC AND DILUTED PER SHARE INFORMATION

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options and warrants and preferred stock dividends on Series B and Series C Preferred Stock. Common equivalent shares have not been included where inclusion would be antidilutive.

         At September 30, 2000 and 1999, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options, warrants and conversion of preferred stock, were antidilutive for the three and nine months ended September 30, 2000 and 1999, and, accordingly, were not included in the calculation of dilutive loss per share.

COMPREHENSIVE OPERATIONS

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. As of September 30, 2000 and 1999, there is no difference between net loss and comprehensive loss.

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

RECLASSIFICATION

         Certain reclassifications have been made to prior year information to conform to the current year presentation.


PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                 September 30, 2000        December 31, 1999
                                                 ------------------        -----------------
Furniture and equipment                            $   758,690                $   742,599
Automobiles                                            234,788                    234,788
Leasehold improvements                                 147,238                    107,066
                                                   ------------               ------------

                                                     1,140,716                  1,084,453
Less accumulated depreciation and amortization        (683,062)                  (487,672)
                                                   ------------               ------------

Property and equipment, net                        $   457,653                $   596,781
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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. As of September 30, 2000, the Company has paid all $100,000, and any potential future payments will result in the recognition of additional expenses.

STOCKHOLDERS' EQUITY

     COMMON STOCK

         On April 11, 2000, the Company issued 8,686 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

         On August 21, 2000, the Company received $500,000 in Equity funding. As of the date of this report the Company had not issued equity certificates related to this transaction. However, the Board has authorized, and the Company will issue, 1,250,000 shares of common stock.

     PREFERRED STOCK

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding, and as of November 16, 2000 there exercise value had been reduced to $-0-. The Company recorded accretion of $52,500 to increase the carrying value to the liquidation value of $1.00 per share. As of October 27, 2000, the Company has redeemed $475,000of the Series B shares. The Company recorded cumulative preferred dividends of $6,970 as of September 30, 2000.

          On January 12, 2000, the Company and Berthel SBIC, LLC (Berthel) entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Convertible Preferred Stock (the Series C) and a warrant to purchase 425,000 shares of its common stock for $920,000, net of offering costs. The warrant has an exercise price per share of $0.01 and is exercisable until January 12, 2005. In connection with the purchase price by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed to surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, at which time the Company cancelled the options

          Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price equal to the fair market value of the Company, multiplied by a fraction, the numerator of which is the total of (i) the number of warrant shares tendered by Berthel, (ii) the number of shares of common stock for which the portion of the warrant tendered by Berthel remains exercisable, (iii) the number of conversion shares tendered by Berthel and (iv) the number of shares of common stock for which the Series C Preferred Stock tendered by Berthel remain convertible; and the denominator of which is the total of (x) the total shares of outstanding common stock of the Company, (y) the number of shares of common stock for which the warrant remains exercisable, and (z) the number of conversion shares for which all shares of Series C Preferred Stock held by Berthel remain convertible. Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-7, unless the underlying preferred stock agreement is modified by December 31, 2000, the fair value of the Series C Preferred Stock will be recorded as a liability with changes in its fair value recognized in earnings.

         The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $96,970 as of September 30, 2000. The purchaser received warrants to purchase 425,000 shares of common stock. These warrants were valued by the Company at $216,750 using a Black-Scholes option-pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $354,056 to increase the carrying value to the redemption value of $1,000,000.

SUBSEQUENT EVENTS

         REGISTRY MAGIC

         On November 6, 2000 the Company and Registry Magic (Registry) entered into an Agreement and Plan of Merger. The Merger Agreement provides, among other things, that upon the terms and subject to the conditions contained in the Merger Agreement the Company will merge with and into a subsidiary of Registry formed solely for the purpose of completing the Merger. In the merger all outstanding shares of common stock of Bristol will be converted into the right to receive .65 of a share of Registry's common stock. Certain members of management and a principal shareholder of the Company are also members of management and shareholders of Registry Magic.

         Effective October 20, 2000 the Company entered into a promissory note whereby Registry advanced $250,000 to Bristol. The funds shall be used by the Company for working capital purposes. In the event the proposed merger between Bristol and Registry does not close, Bristol will repay Registry the amount plus outstanding interest at the rate of 8% per annum on October 19, 2001. The note is secured by all of the Bristol's inventory and receivables not subject to and second to the first lien of Coast Business Credit.

         Registry was organized to design, develop, commercialize and market proprietary products and services that exploit recent advances in speech recognition technologies. Registry is also developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of -sale equipment. The products currently offered or under development by Registry have the objective to enable a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information in a secured environment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1999.

         The Company's financial condition and results of operations have changed considerably since the Company's inception in April 1996, as a result of the Company's acquisition strategy. The Company has completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. The Company completed no acquisitions during the year ended December 31, 1999 and for the nine months ended September 30, 2000.

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Additional Factors That May Affect Future Results."

REVENUE

         The Company's consolidated total revenue is comprised of two components: (i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue).

         Total revenue for the quarter ended September 30, 2000 was $5,167,000 and represents a decrease of 47% from the Company's total revenue of $9,754,000 for the quarter ended September 30, 1999. The decrease in revenue from the quarter ended September 30, 1999 to the quarter ended September 30, 2000 was attributable to the previously announced sale of the Smyth Imager division (November 1999, $832,000 of the decrease). The remaining decrease in revenue is attributable to a slowdown in franchise hospitality revenue when compared to the prior year quarter ended September 30, 1999. The Company expects this to continue for the foreseeable future.

         Total revenue for the nine months ended September 30, 2000 was $17,628,000; a 36% decrease over the comparable nine months ended September 30, 1999. The decrease in revenue was attributable to the previously announced sale of the Smyth Imager division, accounting for $3,908,000 of the decrease. The remaining difference in revenue is attributable to a slowdown in systems revenue in the grocery and franchise hospitality markets. The Company has experienced a reduction this year in the number of sales when compared to 1999, now that the urgency for buying new systems generated by Y2K has passed.

         Total revenue for the quarter ended September 30, 2000 was comprised of 62% Systems Revenue and 38% Service Revenue, as compared to a revenue composition of 72% Systems Revenue and 28% Service Revenue for the quarter ended September 30, 1999. Total revenue for the nine months ended September 30, 2000 was comprised of 65% Systems Revenue and 35% Service Revenue, as compared to a revenue composition of 71% Systems Revenue and 29% Service Revenue for the nine months ended September 30, 1999. The mix of revenue change from 1999 to 2000 for both the three- and nine-month periods was primarily due to product mix due to the sale of the Smyth Imager division.

         No customer accounted for more than 10% of total revenue for the three- and nine-month periods ended September 30, 2000 and 1999. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation
(NCR), accounted for approximately 28% and 32% of total revenue for the three- and nine-month periods ended September 30, 2000, and approximately 31% of total revenue for both the three- and nine-month periods ended September 30, 1999. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufactures in certain regions or territories of the country. NCR, however, has informed the Company that effective January 1, 2001; it will eliminate the Company's geographical limitations, thereby allowing the Company to sell NCR products throughout the country. A change in the Company's or its subsidiaries' relationship with its principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin decreased to $1,201,000 for the three months ended September 30, 2000, from $2,692,000 for the three months ended September 30, 1999. As a percentage of sales, gross margin for the quarter ended September 30, 2000 was 23% and was comprised of gross margin for Systems Revenue of 13% and gross margin for Service Revenue of 40%. Gross margin for the quarter ended September 30, 1999 was 28% and was comprised of gross margin for Systems Revenue of 26% and gross margin for Service Revenue of 31%. The decrease in systems and service gross margin is primarily attributable to decreased revenue available to cover fixed labor and overhead that are components of cost of sales.

         Gross margin for the nine months ended September 30, 2000, was $3,373,000, a decrease of $4,408,000 compared to the nine months ended September 30, 1999. As a percentage of sales, gross margin for the nine months ended September 30, 2000 was 19% and was comprised of gross margin for Systems Revenue of 13% and gross margin for Service Revenue of 30%. Gross margin for the nine months ended September 30, 1999 was 28% and was comprised of gross margin for Systems Revenue of 28% and Service Revenue of 28%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to decreased revenue available to cover fixed labor and overhead. Based on significant losses experienced in the first half of the year, management has implemented Cost Reduction initiatives including a reduction in workforce and has sold two of its branch local offices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses were $2,105,000 for the quarter ended September 30,2000, a decrease of $362,000 from the comparable prior-year period and represented 41% of total revenue, versus 26% of total revenue in the comparable prior year period. The decrease in expenses in absolute dollars between years was primarily attributable to the sale of the Imager division and the two Cash Registers, Inc. offices, and other workforce reductions.

         Total selling, general and administrative expenses for the nine months ended September 30, 2000 were $6,681,000, a decrease of $690,000 from the comparable prior-year period and represented 38% of total revenue, versus 27% of total revenue in the comparable prior year nine month period. The decrease in expenses in absolute dollars between years was primarily attributable to the sale of the Imager division and the two Cash Registers, Inc. offices, and other workforce reductions. The increase in selling, general and administrative expenses as a percentage of revenue during the nine months ended September 30, 2000, compared to the comparable prior year period, is primarily due to lower revenues in the first nine months of 2000.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were zero during the three- and nine month periods ended September 30, 2000 compared to $141,000 and $544,000 incurred during the three- and nine-month periods ended September 30, 1999. The decrease is due to the sale of the Imager division which costs in 1999 were attributable to software development costs to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets. The Company's policy was to expense such costs until technological feasibility was established.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $5,000 and $26,000 for the three- and nine-month periods ended September 30, 2000, compared to $4,000 and $26,000 for the three- and six-month periods ended September 30, 1999. Interest income primarily related to finance charges earned on delinquent accounts. The Company recognized interest expense of $147,000 and $405,000 for the three-and nine-month periods ended September 30, 2000 compared to $148,000 and $395,000 for the three- and nine-month periods ended September 30, 1999. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit and amortization of debt issuance costs.

INCOME TAX PROVISION

         The Company recorded a slight income tax provision for the three- and nine-month periods ended September 30, 2000 and 1999, respectively. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the quarter ended September 30, 2000 was $1,260,000, consisting of the Company's net loss of $1,230,000 and cumulative dividends on preferred stock of $33,000. The Company's loss applicable to common stockholders for the nine months ended September 30, 2000, was $4,331,000, consisting of the Company's net loss for the six month period of $3,881,000, accretion of $354,000 to increase the Series C Convertible Preferred Stock issued on January 12, 2000 to its redemption value of $100 per share and cumulative preferred dividends of $97,000.

         The Company's net loss applicable to common stockholders for the quarter ended September 30, 1999 was $76,000, consisting of the Company's net loss of $62,000 and cumulative dividends on the Preferred Stock of $14,000. The Company's net loss applicable to common stockholders for the nine months ended September 30, 1999, was $594,000, consisting of the Company's net loss for the nine-month period of $594,000, accretion of $52,000 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Series B Preferred Stock of $27,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $50,000 at September 30, 2000. During the nine months ended September 30, 2000, the Company utilized $1,120,000 of cash from operations; utilized $64,000 for the purchase of property and equipment and generated $45,000 from other investing activities; and generated $896,000 from financing activities, which primarily related to net repayments under the Company's line of credit facilities, redemption of $300,000 of its Series B Preferred Stock, the issuance of 500,000 shares of Series C Convertible Preferred Stock for $920,000, net of issuance costs, receipt of $500,000 for which the Board has authorized the issuance of 1,250,000 shares of common stock, payment of dividends of $87,000 and repayments under various debt agreements. During the nine months ended September 30, 1999, the Company utilized $1,072,000 of cash in operations; used $10,000 for the final installment for the acquisition of QBM, utilized $125,000 for the purchase of property and equipment and generated $62,000 from other investing activities; and generated $1,395,000 from financing activities, which primarily related to net borrowings under the Company's line of credit facilities, issuance of Series B Preferred Stock and repayments under various debt agreements.

         On December 17, 1997, the Company obtained a line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants, which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $3,107,000 and $4,310,000 bearing interest at 10.75% and 9.50% at September 30, 2000 and 1999, respectively. As of September 30, 2000, the Company was in compliance with the covenants under the credit facility. The Company has received notice that at the maturity date, December 31, 2000, the lender will elect not to renew this credit line. The Company is currently negotiating to extend the maturity date and is also in discussion with other prospective lenders to replace the current credit line.

         The Company believes that the potential merger with Registry Magic, detailed elsewhere in this document, will create a more attractive entity to the capital markets and will afford additional funding opportunities other than those that would have been available to either firm as separate entities. In addition, pursuant to the terms of the merger agreement, the Company and Registry entered into a promissory note whereby Registry advanced $250,000 to the Company.

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $53,000 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. In the event the Company's Series B has not been redeemed by the Company by December 31, 1999, the exercise price of the warrant shall be reduced by an amount equal to $0.05 per month for each month that any of the Series B remains outstanding. The Company recorded accretion of $53,000 to increase the carrying value to the liquidation value of $1.00 per share. As of October 27, 2000, the Company has redeemed $475,000of the Series B shares. The Company recorded cumulative preferred dividends of $7,000 for the nine months ended September 30, 2000. The exercise price of the warrants to purchase 150,000 shares of the Company's common stock has been reduced to $-0- per share as of September 30, 2000.

          On January 12, 2000, the Company and Berthel SBIC, LLC (Berthel) entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Convertible Preferred Stock (the Series C) and a warrant to purchase 425,000 shares of its common stock for $920,000, net of offering costs. The warrant has an exercise price per share of $0.01 and is exercisable until January 12, 2005. In connection with the purchase price by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, at which time the Company cancelled the options.

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

         The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $90,000 as of September 30, 2000. The purchaser received warrants to purchase 425,000 shares of common stock. This warrant was valued by the Company at $216,750 using a Black-Scholes option-pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $354,056 to increase the carrying value to the redemption value of $1,000,000.

          The Company believes that the additional capital infusion along with its availability on the Company's current asset based line of credit will be sufficient to meet its working capital requirements until December 31, 2000. At September 30, 2000, approximately $250,000 of eligible collateral was available for the Company to borrow under the credit facilities. However, if the Company is unable to achieve profitability in the foreseeable future additional financing will be required to meet current working capital requirements. Moreover, the Company may be limited in its ability to grow internally without additional working capital. The Company has obtained financing with its latest offering of the Series C Preferred Stock. However, there can be no assurance that the Company will be able to successfully obtain financing or that such financing will be available on terms the Company deems acceptable. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's cost reduction initiatives and the achievement of sustained profitable operations.

LEGAL PROCEEDINGS

         The Company's exposure to litigation claims is discussed in Item 1. Legal Proceedings and Commitments and Contingencies, Notes to the consolidated financial statements.

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and has made an accrual of $100,000 in the accompanying consolidated balance sheet at December 31, 1999. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement. As of September 30, 2000, the Company has paid all $100,000, and any potential future payments will result in the recognition of additional expenses

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

         The Company's business can be subject to seasonal influences. The POS dealers and systems integrators which the Company has acquired to date have typically had lower revenues in the quarters ending March 31 and December 31; however, the Company's quarterly operating results are affected by a number of other factors, many of which are beyond the Company's control. A substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Delivery dates for products sold by the Company are subject to change due to customers changing the required installation date of a retail automation solution system. The changing of such delivery dates by customers can be caused by inclement weather, contractor delays, financing concerns and/or holidays. Quarterly sales and operating results, therefore, depend in large part on customer-driven delivery dates, which are subject to change. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. It is these fixed in nature expenses that the companies cost reduction measures are attempting to control. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's business, results of operations, financial condition and cash flows. The Company believes that due to these factors, quarterly results may fluctuate accordingly; therefore, there can be no assurance that results in a specific quarter are indicative of future results.

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

         LIMITED OPERATING HISTORY. The Company was founded in April 1996. In the three full years that the Company has operated, the Company has incurred losses. The ability of the Company to become profitable will be dependent on the Company's ability to control operating costs better than the historical performance and to improve on the historical pretax profits of the acquired dealers. There can be no assurance that the Company will be able to implement successfully its strategic plan, to generate sufficient revenue to meet its expenses or to achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         EFFECT OF RECURRING LOSSES. During the nine months reflected herein the Company has experienced significant and recurring losses. Currently the Company is operating with negative working capital. If the Company is unable to reverse this trend it could have a material impact on it's ability to continue to acquire equipment from it's suppliers. The Company has initiated cost reduction and workforce reduction measures which it believes will have a positive effect on that trend. In addition, the Company has entered into a merger agreement with Registry Magic which, as discussed earlier, it believes will improve it's opportunities to attract additional capital and debt funding. No assurances can be given that the company will be successful in its plans.

         DEPENDENCE ON MANUFACTURERS. A substantial portion of the Company's total revenue is and will be derived from the sale of POS systems, ECRs and related equipment, none of which are manufactured by the Company. The Company's business is dependent upon close relationships with manufacturers of POS equipment and the Company's ability to purchase equipment in the quantities necessary and upon competitive terms so that it will be able to meet the needs of its end user customers. For the quarter and nine months ended September 30, 2000, the Company purchased its hardware principally from three main vendors, Panasonic, ERC, a distributor of Panasonic products, and NCR. Sales of

Panasonic, ERC and NCR products accounted for approximately28% and 32% of net revenue for the three and nine-month periods ended September 30, 2000. During 1999, the Company experienced some delivery delays from manufacturers due to cash flows. In particular, the Company had its credit line with several manufacturers reduced or suspended until such time the Company became current. The Company believes it is current with its suppliers and has had some credit lines increased or reinstated and experienced no supply interruptions in the quarter; however, there can be no assurances that these credit lines will not be suspended or cancelled in the future should the Company fail to meet its payment commitments. There can be no assurance that the relationships with these manufacturers will continue or that the Company's supply requirements can be met in the future. The Company's inability to obtain equipment, parts or supplies on competitive terms from its major manufacturers could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At September 30, 2000, the carrying values of the Company's financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at September 30, 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. There have been no significant changes in these proceedings subsequent to the last notification.


ITEM 5.  OTHER EVENTS

          Effective September 26, 2000 the Company and Mr. Pollastro mutually agreed not to renew his employment agreement at its December 31, 2000 maturity and Mr. Pollastro resigned as the Company's Executive Vice President and Chief Operating Officer.

         On August 21 and August 31, 2000 the Company sold it's London, KY and Canton OH offices. Both of these transactions were conducted as asset sales only. No cash consideration was provided. The Company was able to alleviate certain liabilities in exchange for assets held at the locations. In addition, the company was able to recognize portions of the deferred revenue. The net effect of the sales was a loss of $233,000, mostly related to the value of inventories held at the London office.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  11*      Calculation of Earnings per Share
                  27*      Financial Data Schedule

                  * Filed herewith.

(b)      Reports on Form 8-K

         During the three months ended September 30, 2000, the Company filed one Current Reports on Form 8-K regarding Item 4, changes in certifying Public Accountants, Effective September 1, 2000, the Company dismissed its former principal accountants, Deloitte and Touche LLP and appointed the accounting firm of BDO Seidman, LLO as its principal accountants. During the period from September 30, 1997 to December 31, 1999 and each subsequent interim period preceding September 1, 2000, there were no disagreements with Deloitte and Touche LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc.
                                    --------------------------------------------
                                    (Registrant)



    August 21, 2000                 By: /s/ BILL KERECHEK
--------------------------          --------------------------------------------
         Date                       Bill Kerechek
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)