Form 10-K
period 2000-12-31
BRISTOL RETAIL SOLUTIONS INC
filed 2001-05-04
CIK 1016657

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)
       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

              For the transition period from_________ to___________

                         Commission file number 0-21633

                         BRISTOL RETAIL SOLUTIONS, INC.
                         (Name of Issuer in Its Charter)

            DELAWARE                                     58-2235556
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                  1437 South Jackson, Seattle, Washington 98144
               (Address of Principal Executive Offices) (Zip Code)

                                 (206) 325-8922
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common equity held by non-affiliates was approximately $4,613,768 (computed using the closing price of $.81 per share of Common Stock on March 31, 2001as reported by The OTC Bulletin Board, based on the assumption that directors and officers and more than 5% stockholders are affiliates). Bristol has no non-voting common equity.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 8,376,968 shares of the registrant's Common Stock, par value $.001 per share, and 1,733,791 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on March 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

Item 1.       Business                                                         1

Item 2.       Properties                                                       7

Item 3.       Legal Proceedings                                                8

Item 4.       Submission of Matters to a Vote of Security Holders              8

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters                                                          9

Item 6.       Selected Financial Data                                         10

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           10

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      22

Item 8.       Financial Statements and Supplementary Data                     22

Item 9.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                            22

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant              23

Item 11.      Executive Compensation                                          25

Item 12.      Security Ownership of Certain Beneficial Owners and Management  28

Item 13.      Certain Relationships and Related Transactions                  29

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                        30

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Bristol Retail Solutions, Inc.("Bristol") is a dealer of retail point-of-sale ("POS") systems in the United States with sales, service and support offices in eleven cities located in five states. Bristol sells, installs and supports POS systems, which retail establishments use to collect and process data at the "point-of-sale" during sales transactions with customers. Bristol has installed systems in more than 16,000 retail locations, primarily in two major markets: grocery stores and table-service and fast-food restaurants. Bristol installs POS systems manufactured by NCR Corporation ("NCR"), Matsushita Electronic Corporations of America ("Panasonic"), ICL Retail Systems ("ICL-Fujitsu"), Micros Systems, Incorporated ("Micros"), and several other software and hardware manufacturers.

         The POS computer systems installed by Bristol serve a range of mission-critical functions required by retailers to be competitive today. These systems may integrate several hardware devices such as a cash register, display terminals, scanners, debit and credit card verification devices and may include software from more than one manufacturer. A POS computer system is designed to assist a retailer with speedier customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, promotional and electronic funds transfer ("EFT") systems and security monitoring. Retailers who outgrow the limitations of electronic cash registers
(ECRs) represent a major source of new revenue for Bristol. Bristol also expects additional demand for its products to come from retailers seeking to upgrade existing, under-performing POS systems as well as from new retailers.

         Bristol was founded to become a national distribution organization for POS systems through selective acquisitions of independent dealers and systems integrators that sell, install, and support POS systems for use in retail establishments. Bristol has acquired seven dealers since its establishment in April 1996. The following table sets forth certain information with respect to Bristol's acquisitions to date. Currently, Bristol is operating as a dealer in the states listed hereafter. Bristol suspended its acquisition strategy and there are no current plans to reinstate this strategy.


ACQUISITIONS                               DATE               BUSINESS        LOCATIONS
-------------------------------------------------------------------------------------------
Cash Registers, Incorporated ("CRI")       June 1996          POS Dealer      Kentucky/Ohio

Automated Retail Systems, Inc. ("ARS")     December 1996      POS Dealer      Washington

MicroData, Inc. ("MICRODATA")              April 1997         POS Dealer      Illinois

Smyth Systems, Inc. ("SMYTH")              May 1997           POS Dealer      California

Electronic Business Machines ("EBM")       June 1997          POS Dealer      Indiana

Pacific Cash Registers and
  Computer, Inc. ("PCR")                   August 1997        POS Dealer      California

Quality Business Machines ("QBM")          May 1998           POS Dealer      California


         On November 19, 1999, Bristol sold a Division of Smyth Systems, Inc. that was a value-added reseller ("VAR") to the golf course and resort industry. The sales price was $2.8 million and Bristol's net gain on the sale was $1.2 million.

POTENTIAL MERGER

         As previously disclosed on Form 8-K, filed November 21, 2000, the boards of directors of Registry Magic Incorporated ("Registry") and Bristol have unanimously approved a merger in which Bristol will become a wholly-owned subsidiary of Registry. The parent company will be named Voiceflash Networks, Inc., and is expected to benefit from the complementary strengths of Registry and Bristol. In accordance with the merger agreement dated November 6, 2000, as amended, Bristol would become a wholly-owned subsidiary of Registry.

         In the merger, each share of Bristol common stock will be converted into .65 of a share of Registry common stock. The common stock into which Bristol's Series C preferred stock is convertible into will be similarly adjusted. The merger will not change the aggregate number of shares held by Registry shareholders before the merger. Registry shareholders' ownership percentage of the total shares of Registry outstanding after the merger will decrease. Former shareholders of Bristol will own 5,445,029 shares of common stock equivalent to approximately 48.4% of Registry. Registry shareholders will own 5,880,068 shares of common stock equivalent to approximately 51.6% of Registry. These common shares owned by Bristol and Registry do not include the common shares issuable upon conversion of any preferred stock, warrants, or options to be received by Bristol shareholders.

         A preliminary proxy statement and registration statement on Form S-4 was filed with the SEC on February 14, 2001. Meeting of the respective Bristol and Registry common shareholders seeking approval of this merger transaction is anticipated to take place within the year 2001. The holders of a majority of Bristol's common stock must approve this transaction and Bristol's Series C Preferred shareholders must consent to the transaction or the merger will not be completed.

INDUSTRY OVERVIEW

         The driving forces in retailing in the United States are the need to attract and retain new customers with a variety of goods and services that meet the ever-changing tastes of consumers, to increase the average sale per visit, and to maximize internal productivity and efficiency in order to generate higher operating profits. Retailers need the ability to quickly identify the buying history and preferences of the consumer. Access to such information allows retailers to match or to adjust their current products and services to the ever-changing demands of consumers. These trends have accelerated the requirement for enterprise-wide access to information and have heightened the demand for automated information systems. Bristol believes this is due, in part, to the shift in consumer preferences toward variety, value and convenience. Furthermore, consumers are demanding speedier checkout times, the ability to accept credit and debit cards at the point-of-sale, and the convenience of performing a POS transaction without human intervention.

         Retailers have long sought new uses of technology to help them improve efficiency. The first specialized apparatus was the cash register. Electronic cash registers ("ECR") used by many retailers are incapable of handling the increasing need to capture and process detailed information or the demand to process a sale expediently for faster customer service. For many types of retailers, automation did not make economic or business sense until the price of computing power and the cost of implementation declined. Computing power has become increasingly flexible and easy to use. Today, the computer has made the modern POS system practical, providing the means to capture and process enormous amounts of information while at the same time performing the basic cash control duties of a cash register. The initial investment in a POS system is offset by reduced labor and transportation costs.

         Retail automation has become an important tool for creating strategic advantage. There is a growing trend among retailers to implement local area networks ("LANs") and wide area networks ("WANs") in retail establishments. The LANs serve a range of valuable functions, including speeding customer checkout service, tracking customer purchases and preferences, and monitoring inventory on a real-time basis, integrating scanning, promotional and electronic funds transfer systems, monitoring security and in-store accounting. WANs integrate several LANs into a corporate headquarters' information system to create the ability for management to remotely monitor individual store operations by analyzing the data that a sophisticated POS system produces.

         The channels of distribution for retail automation systems in the United States are fragmented and overlapping. The two principal distribution channels for POS systems and ECR products to reach the end user currently are:
(i) the "Direct" channel and (ii) the "Indirect" channel. The Direct channel consists of manufacturers that sell directly to large, national "major retail" chains. Bristol estimates that the Direct channel represents less than half of all units sold. The Indirect channel consists of a variety of independent businesses which sell to all types of retail-end users. The two principal components of the Indirect channel are dealers and Value Added Resellers (VARs). Dealers in the Indirect channel generally take title to equipment that they resell and do not, as a rule, engage in software development. In contrast, VARs are typically compensated with a commission from the manufacturer and need not take title to equipment or provide hardware service. VARs sometimes act as software developers. All manufacturers use dealers or VARs to distribute at least a portion of their products to the retail market, and some manufacturers use dealers or VARs as their exclusive means of distributing their products. Bristol believes that there is movement by original equipment manufacturers to increasingly rely on the Indirect channel for distribution since dealers and VARs can operate at a lower cost than the major manufacturers.

         The typical POS or ECR dealer is privately held, is licensed to represent and to resell only one or two manufacturer's key products and sells, and services those products on a restricted, regional basis. Typical dealership functions are sales, in-house and on-site service, and administration. Based on Bristol's experience in evaluating dealers as acquisition candidates, Bristol believes that the typical dealer derives its revenue from the sale of hardware, software and service. Bristol believes there are more than 3,000 independent POS and ECR dealers in the United States that sell to customers in one or several segments of the retail industry. Because restaurants and grocery stores, the primary markets that Bristol serves, have been among the first markets in the retail industry to adopt retail automation tools, the majority of POS and ECR dealers have some sales to one or both of these markets.

         Systems integrators, who integrate different manufacturers' hardware and software products into one system, also play a role in distributing POS systems. Systems integrators generally market turnkey solutions directly to retailers, primarily through their own sales force with in-depth knowledge of their targeted markets. They seek to deliver solutions for many of the demanding operating challenges facing retailers in today's competitive environment. However, Bristol believes there is an increasing trend for dealers to offer more than one manufacturer's product or services. Coupled with the increasing demand for LANs and WANs, a dealer is becoming a solutions-provider integrating a variety of third-party hardware and software products.

         Bristol believes that there is a direct relationship between the size of the retailer and the strategy it employs in purchasing a POS system. Large chains tend to purchase system components directly from manufacturers and utilize an in-house staff to perform system integration. Smaller retailers tend to buy integrated systems from a single source. Bristol expects manufacturers to increasingly concentrate their direct sales efforts on the largest retail chains and to rely increasingly on the Indirect channel to reach the balance of the retail marketplace. Bristol also expects a fundamental shift in marketing strategies to develop as retail automation systems become more complex as software, installation, maintenance support and systems integration as opposed to hardware become a larger share of the total cost of purchase.

         Bristol believes the average life span of a POS system is five to seven years. Technology enhancements to POS systems are more software related than hardware and are more related to enhancing a current system. For example, though display terminals are commonplace, retailers are utilizing these devices to display grocery products scanned with a running total of products purchased or displaying menu items ordered when you purchase through a drive-through. In addition, for the future, certain manufacturers are implementing products that will permit self-checkout at a grocery store. Other manufacturers are testing products that utilize radio-frequency for shelf labeling. Because many of these products and services are enhancements to current systems, Bristol believes that dealers with systems integration expertise will be able to improve their revenue without waiting for a retailer to replace existing systems.

         Bristol's primary markets are the grocery stores and the hospitality market defined as fast-food and table-service restaurants. These markets were selected because Bristol believes they represent large vertical business segments that offer the best opportunity for future sales growth and improved margins.

         In the grocery store or supermarket market, Bristol believes that consolidation is taking place as evidenced by the combinations of national and regional chains such as Safeway Stores/Vons Cos., Smith's Food & Drug/Smitty's Food Stores, and Albertson/Lucky Stores, among others. However, Bristol believes that supermarkets and grocery stores are moving towards becoming specialized in either ethnic or gourmet or health food groceries. Some of Bristol's customers have integrated a grocery store with a restaurant. It is these retailers that Bristol is targeting.

         In the hospitality market, Bristol targets the franchisee that may have one or multiple stores and table-service restaurants. Bristol believes that this market will grow as the trend is to dine out more often.

COMPANY STRATEGY

         Offering Additional Product Lines and Services. Bristol believes the essential ingredient to increase revenue in its territories is to offer competitive products and services. Bristol installs systems from leading POS manufacturers such as NCR, Panasonic, ICL-Fujitsu and Micros, though not necessarily in all regions listed. When permitted by manufacturer agreements, Bristol plans to offer throughout its existing dealerships, product lines that previously have been offered only at certain of its locations. In addition, where required, Bristol will negotiate with other manufacturers to represent their products in a region where there is no other solution. Bristol's current objective is to represent products to sell in the grocery and hospitality markets. Bristol's long-term intention is to create a uniform group of products and support services that can be provided from each of its locations.

         Increasingly, manufacturers are easing the territorial restrictions and permitting some products to be sold in open territories. Bristol believes that it is well-positioned to take advantage of this latest trend. Bristol believes that in time, manufacturers will reduce its direct sales force and will depend more on the Indirect channel for their revenue. If these trends continue, Bristol will need only to open a sales or service office to service a region. These trends further substantiate Bristol's ability to grow organically.

         In addition to offering state-of-the-art POS systems to its customers, Bristol plans to implement other services. Bristol has an agreement with a leasing company to implement a customized lease program for Bristol's customers. Bristol continues to pursue long-term service arrangements with its customers. Finally, Bristol is executing a strategy to sell POS supplies to the grocery and hospitality industries.

OPERATING STRATEGIES

         Achieving Operating Efficiencies and Synergies. Bristol plans to increase the operating efficiencies of its dealerships to enhance internal growth and profitability. In 2000 Bristol consolidated payroll, insurance services, employee benefits and finances. In 1999, Bristol implemented a wide-area network and began converting all operations to uniform accounting and operations software. The system conversion was completed in March 2000. Bristol has been evaluating which administrative service functions should be centralized. Centralization of functions should serve to reduce duplicative expenses and permit the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to them individually. For example, Bristol has received from a major manufacturer volume discounts that apply to all Bristol's dealerships that represent their products. Bristol has centralized payment for essential suppliers to ensure a steady flow of product. However, there can be no assurances that other benefits can be realized from this strategy.

         Utilizing Technology Throughout Operations. Bristol believes that the internet can be utilized to assist operations with closing sales or offering other services utilizing the internet. For example, Bristol's leasing program with a third party vendor utilizes the internet for speedier credit approval. Secondly, Bristol offers a variety of professional services including customization and programming.

         Emphasizing Customer Satisfaction and Loyalty. Bristol seeks to achieve a high level of customer satisfaction and to enhance long-term loyalty of its customers by offering the systems that best serve their needs while supporting each sale with the highest quality of service and training. Bristol maintains ongoing training programs for its service and support personnel to enable this staff the ability to effectively assess solutions to provide the customer an integrated POS system that meets their requirements.

PRODUCTS

         A POS system is used at the "point-of-sale" in a retail establishment to collect and to process data with communications capability. A POS system leads or prompts the retail clerk through a sales transaction with a customer and collects detailed information, including credit verification, consumer preferences and quantities of inventory sold. Standard components of a POS system include a display terminal to view the transaction, a keyboard for data processing, a scanner (supermarket applications), a credit or debit verification reader and coordinating communications, a server, and software to guide the clerk through the entire transaction. In a typical hospitality or grocery store, there is usually more than one system that requires integration. For example, in a grocery store there may be multiple checkout lanes each lane housing a POS system. These systems must be linked via a LAN to permit a retail store the capability of multiple departments or locations to process transactions simultaneously. Bristol believes these are mission-critical systems and any disruption with these systems may cause the retailer to lose sales.

SERVICES AND SUPPLIES

         Bristol offers its customers a variety of value-added services, such as consulting, training, integration, and support services. Consulting and integration services include system design, performance and security analysis, migration planning, data compilation and management reporting, inventory procurement, configuration testing, and systems installation and implementation.

         Bristol also offers its customers continued support, customer service, and supplies from installation through the life span of the products it sells. Support services include network management, twenty-four hour a day and seven days a week ("24 X 7") "help-desk" support and enhancement, and maintenance and repair of POS systems. Bristol maintains backup inventory to swap components that require repair to reduce system downtime. Bristol also may have "depot" parts inventory for its largest customers for faster service especially for stores in remote locations.

SALES, MARKETING AND DISTRIBUTION

         Bristol identifies its customers in a number of ways, including referrals from existing customers, advertising in local Yellow Pages and industry publications, through Bristol's direct sales personnel, by means of customer upgrades and replacements, and referrals from suppliers. Bristol also, in conjunction with Bristol's suppliers, periodically makes marketing presentations at industry-related trade shows. Once Bristol identifies a potential customer, the lead is assigned to a Company sales representative who will contact the customer, inquire about the customer requirements, offer a POS solution and attempt to complete the sale. The typical sales cycle, from introduction to installation to collection of a receivable, will range from three to nine months for POS sales depending on the complexity of the solution provided.

         Bristol also pursues add-on products such as additional display terminals or security systems when providing service and support. Bristol sells POS supplies such as cash register tape, printer ribbons, etc. either through a small telemarketing sales staff or through the various sales or service offices that Bristol operates. Bristol also pursues and sells long-term maintenance contracts utilizing Bristol's sales and service personnel. Bristol intends to explore other avenues to sell and market its products.

CUSTOMERS

         Bristol concentrates its sales efforts on two principal markets of the retail industry, which are supermarkets or grocery stores and fast food and table service restaurants. Bristol does sell to customers who are in related markets such as convenience stores or drug stores where Bristol's products meet the requirements of the customer. Typically, Bristol's customers tend to be a regional franchisee or a group of several stores with the same owner. Generally, when Bristol receives an order for POS systems, it will be for a group of stores to be installed over a relatively short period of time known as a "roll-out." After completion of the installation of these stores, future revenues from the customer will be for maintenance service contracts or time and materials service, add-on products or enhancements, or supplies.

         The majority of Bristol's customers in the supermarket or grocery store market are regional chains or ethnic supermarkets, generally, referred to Bristol from Bristol's relationship with wholesalers. A typical system for a supermarket is three to eight or more lanes, with each lane typically consisting of a cash register or drawer, display screen, scanner, printer and electronic funds transfer terminal. Other possible devices to be installed could include coin dispensers, hand held scanners, and pole displays. All of these devices are connected to a LAN and supported by POS software, which captures the data, computes totals, prints out the transaction receipt for the customer, approves a customer's credit or debit card if requested, and interfaces with the retailer's financial and management information systems.

         Bristol also sells, installs and supports POS systems for both table service and fast food restaurants. Typical among Bristol's customers are franchisee restaurants for many major, fast food chains. The typical system for these restaurants consists of the countertop POS cash register(s) with drawers, kitchen printers or display terminals, drive through systems including speaker box or touch-screen display terminal, and local management servers. In addition, Bristol also installs the operating software for these POS systems. These systems may require some customization whereby the cash registers are programmed based on the customer's requirements.

         The typical system for a table service restaurant where a customer orders his or her meal from a waiter or waitress as opposed to a counter from a clerk, consists of touch screen terminals at one or more floor stations and generally, one or two at the bar area if it exists. In addition, there will be a printer or display terminal installed in the kitchen and a local management server.

         No customer accounted for more than 10% of Bristol's total revenue for the years ended December 31, 2000, 1999, and 1998.

COMPETITION

         The POS industry is highly fragmented and competitive. Competitive factors within the industry include product offerings and prices, quality of products, customer service levels, reputation, and geographic location of dealers. Bristol primarily competes with independent POS dealers, many which may have greater financial resources available to them than does Bristol. In addition, some manufacturers of POS equipment and software compete in certain product areas by distributing their products directly to the end-users that Bristol serves. If the manufacturers continue the trend of opening territorial restriction, Bristol will face stiffer competition from those dealers or VARs with greater financial resources.

         Bristol believes that other independent POS dealers may seek growth through consolidation with entities other than Bristol during the next few years. In addition, no assurance can be given that the major manufacturers will not choose to effect or expand the distribution of their products through their own wholesale organizations or to increase distribution directly to many of the retail accounts of Bristol in the markets served by Bristol.

SUPPLIERS

         A substantial portion of Bristol's total consolidated net revenue is and will be derived from the sale of POS systems, ECRs, and related equipment, none of which are manufactured by Bristol. Bristol's business is dependent upon close relationships with manufacturers of POS equipment and Bristol's ability to purchase equipment in sufficient quantities necessary and upon competitive terms in order to enable Bristol to meet the needs of its end-user customers. During the year ended December 31, 1999 and year ended December 2000, Bristol purchased a significant portion of the hardware products that it resold from Panasonic, ERC Parts, Inc. ("ERC"), a distributor of Panasonic products, and NCR. Sales of products purchased from Panasonic and its distributor, ERC and NCR accounted for approximately 32% of total revenue for the year ended December 31, 2000 and 33% for the year ended December 31,1999.

         Bristol has supply agreements with these and other manufacturers and suppliers such as ICL-Fujitsu and Micros. The agreements are non-exclusive, may have geographical limitations and may have renewable one-year terms, depending if Bristol and its related subsidiaries achieve a previously-agreed-to-procurement quota. Geographical limitations are the assignment of sales territories that define the municipalities and states where Bristol and its related subsidiaries can sell a manufacturer's hardware and/or software. The actual sales territories for each manufacturer are subsidiary specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. Effective January 1, 2001 NCR has eliminated Bristol's geographical limitations thereby allowing Bristol to sell NCR products throughout the country.

         Bristol's strategy is to develop long-term relationships with quality and brand-recognizable manufacturers such as NCR and Panasonic with the goal of establishing standard product offerings for our customers. There can be no assurance that the relationships with these and other manufacturers and suppliers will continue or that Bristol's supply requirements can be met in the future. Bristol believes that its relationship with its suppliers is good, however, Bristol has occasionally experienced delays in obtaining equipment because of insufficient cash flows. If Bristol should, in the future, have the inability to obtain equipment, software, parts or supplies on competitive terms from its current or other major manufacturers, this could have a material adverse effect on Bristol's business, results of operations, financial condition, and cash flows.

SEASONALITY

         Bristol's business can be subject to seasonal influences. The POS dealers that Bristol acquired typically have had lower revenue in the quarters ending March 31 and December 31 primarily due to the lower level of new store openings or remodeling of existing stores. A secondary factor to lower revenues in these quarters is related to replacement of existing POS systems by customers who will tend to delay a purchase of a POS system until the third quarter in preparation for the holiday shopping season. Bristol believes that this pattern of seasonality will continue in the foreseeable future.

RESEARCH AND DEVELOPMENT

         In the past, research and development related to software development for a division that sold POS systems to golf courses and resorts. This division was sold on November 19, 1999.

EMPLOYEES

         As of December 31, 2000, Bristol had 182 full-time and 3 part-time employees, 122 of whom were employed in customer service, 27 in finance and administrative services, and 36 in sales and marketing. Of the total full-time employees, 11 were employed at Bristol's corporate office, 50 were employed at CRI (including MicroData and EBM), 36 were employed at ARS, 33 were employed at QBM, 28 were employed at Smyth and 27 were employed at PCR. No employee of Bristol is covered by a collective bargaining agreement or is represented by a labor union. However, though Bristol considers its employee relations to be good, Bristol has discovered that it is increasingly difficult to retain service and support staff who are technically competent with Windows based applications. If Bristol is unable to retain a core group of service and support staff, it will incur additional costs to hire, train, and pay these new employees. These additional costs may have a material adverse effect on Bristol's business, results of operations, financial condition, and cash flows.

ITEM 2.  PROPERTIES

         Bristol's general policy is to lease, rather than own, its business locations. Bristol leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases, although, in general, Bristol's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties.

         Bristol leases its 3,001 square foot former headquarters facility in Long Beach, California. Bristol also leases approximately 19,200 square feet of office and warehouse facilities in Kentucky, Indiana and Ohio for its CRI operations (including facilities utilized by MicroData and EBM). Bristol's ARS operations utilize approximately 11,800 square feet of leased property, which includes an approximately 11,200 square foot office facility where the accounting department is located in Seattle, Washington that is leased from certain officers of ARS. The lease expires in December 2003. In addition, its QBM operation utilizes approximately 9,000 square feet of office and warehouse facilities in Sacramento, California and is leased from the former owner, who retired in May 2000. The lease expires in May 2001 and will be extended. Bristol's Smyth subsidiary leases approximately 13,000 square feet of office and warehouse facilities in Irvine, California. Bristol's PCR subsidiary in Concord, California leases approximately a 7,100 square foot office and warehouse facility and in San Francisco, California a sales office is leased with approximately 1,350 square feet. The Concord lease expires in October 2005.

         Bristol believes that its leased facilities are adequate for its present needs and that suitable additional or replacement space will be available on commercially reasonable terms, as required.

ITEM 3.  LEGAL PROCEEDINGS

         Bristol's subsidiaries have been from time to time a party to various lawsuits and other matters involving ordinary and routine claims arising in the normal course of business. In the opinion of management of Bristol and its counsel, although the outcomes of these claims and suits are not presently determinable, in the aggregate they should not have a material adverse affect on Bristol's business, financial position or results of operations.

         On or about August 7, 1997, a class action complaint was filed against Bristol and certain of Bristol's officers and directors in the United States District Court of the Southern District of New York. (Lincoln Adair, et al. v. Bristol Technology Systems, Inc. , et al.) The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of Bristol's securities. On December 23, 1997, Bristol filed a motion to dismiss the complaint, and on May 14, 1998, the court denied Bristol's request. On May 3, 1999, Bristol and the plaintiffs agreed to settle the class action complaint against Bristol and a stipulation was filed with the United States District Court, Southern District of New York. Bristol has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, Bristol has spent approximately $150,000 on legal fees. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when Bristol pays the money owed as agreed to per the settlement. Bristol is required to pay an additional $20,000 to complete its obligation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Bristol's Common Stock and Warrants trade on the Over the Counter Bulletin Board under the symbols "BRTL" and "BRTLW," respectively. Bristol's securities previously traded on the Nasdaq Small Cap Market until August 6, 1999. The following table sets forth the range of high and low bid information for Bristol's Common Stock and Warrants for the periods indicated as reported by Interactive Data. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

               2000:                                High              Low
               -----                                ----              ---

               1ST QUARTER
               Common Stock                         $     .875        $    .469
               Warrants                             $     .25         $    .08
               2ND QUARTER
               Common Stock                         $     .969        $    .469
               Warrants                             $     .10         $    .03
               3RD QUARTER
               Common Stock                         $    1.125        $    .531
               Warrants                             $     .15         $    .07
               4TH QUARTER
               Common Stock                         $    1.01         $    .40
               Warrants                             $     .12         $    .04

               1999:                                High              Low
               -----                                ----              ---

               1ST QUARTER
               Common Stock                         $    1.156        $    .343
               Warrants                             $     .375        $    .156
               2ND QUARTER
               Common Stock                         $    1.25         $    .406
               Warrants                             $     .313        $    .109
               3RD QUARTER
               Common Stock                         $     .719        $    .250
               Warrants                             $     .10         $    .03
               4TH QUARTER
               Common Stock                         $     .719        $    .188
               Warrants                             $     .15         $    .01

HOLDERS

         As of March 15, 2001, the approximate number of record holders of Bristol's Common Stock and Warrants was approximately 700 and 190, respectively. Bristol believes that a significant number of beneficial owners hold substantial shares of Common Stock and Warrants in depository or nominee form.

DIVIDENDS

         Bristol was obligated to pay, semi-annually, commencing January 15, 2000, cumulative dividends at a rate of twelve percent (12%) per annum of the original issue price of the Series B Preferred Stock as of December 31, 1999. No dividends were paid on its common stock as of December 31, 2000. Additionally, the current line of credit prohibits Bristol from paying cash dividends and the line of credit contains certain covenants which restrict the reduction or depletion of Bristol's capital. Bristol has obtained a waiver on the Series B Preferred Stock dividends. Bristol anticipates that future financing, including any lines of credit, may further restrict or prohibit Bristol's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected statement of operations data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                    Period from Inception
                      (April 6, 1996)
                          through               Year Ended           Year Ended         Year Ended            Year Ended
                     December 31, 1996      December 31, 1997    December 31, 1998   December 31, 1999     December 31, 2000
                     -----------------      -----------------    -----------------   -----------------     -----------------
Total revenue             $ 4,196,230           $ 21,088,487         $ 32,196,708       $ 36,701,052            $22,865,843
Gross margin                1,350,235              6,395,043           10,153,550         11,176,955              3,939,478
Operating expenses (1)      1,452,215             11,381,340           11,996,519         12,143,603              9,324,827
Operating loss              (101,980)             (4,986,297)          (1,812,969)          (966,648)            (5,385,349)
Net loss (2)                (106,625)             (4,968,607)          (1,731,778)          (362,284)            (5,812,780)
Basic and diluted net
  loss per share               (0.03)                  (0.96)                (.38)            (0.06)                   (.88)
Basic and diluted weighted
  average common shares
  outstanding                 319,738              5,198,156            5,826,839          6,951,505              7,432,030


(1) For the year ended December 31, 1997, includes goodwill write down of $1,871,471.
(2) For the year ended December 31, 1999, includes the gain of $1,171,373 on the sale of net assets of a division of Smyth Systems.

                               As of               As of               As of               As of                As of
                         December 31, 1996   December 31, 1997   December 31, 1998   December 31, 1999    December 31, 2000
                         -----------------   -----------------   -----------------   -----------------    -----------------
Cash and cash equivalents $     5,475,674        $     715,929       $    146,235        $    332,959         $    477,509
Working capital (deficit)       6,164,490              263,566           (175,793)            903,972           (3,769,608)
Intangible assets, net          1,693,400            4,160,964          4,538,778           4,272,210            3,995,569
Total assets                   11,169,699           13,811,630         17,284,637          15,220,800           11,910,813
Long-term liabilities              61,379               81,825            268,659             191,810               72,407
Total liabilities               2,994,706            7,618,244         11,427,311           9,330,138           11,186,872
Redeemable Preferred Stock              -                    -                   -                  -            1,000,000
Shareholders' equity (deficit)  8,174,993            6,193,386          5,857,326           5,890,662             (276,059)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS THAT SUCH STATEMENTS SHALL BE PROTECTED BY THE SAFE HARBORS PROVIDED FOR IN SUCH SECTIONS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN FUTURE OPERATING RESULTS DUE TO A NUMBER OF ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS, INCLUDING, AMONG OTHER THINGS, CHANGES IN LAWS, CHANGES TO OR CLARIFICATIONS OF ACCOUNTING RULES OR APPROACHES AND/OR

THEIR APPLICATIONS, THE SIZE AND TIMING OF CUSTOMER ORDERS, NEW OR INCREASED COMPETITION, DELAYS IN NEW PRODUCT ENHANCEMENTS AND NEW PRODUCT AND/OR SERVICE INTRODUCTIONS, QUALITY CONTROL DIFFICULTIES, CHANGES IN MARKET DEMAND, MARKET ACCEPTANCE OF NEW PRODUCTS AND/OR SERVICES, PRODUCT RETURNS AND SEASONALITY IN PRODUCT AND SERVICES PURCHASES. SEE "BUSINESS--RISK FACTORS" FOR A MORE DETAILED DISCUSSION OF IMPORTANT FACTORS WHICH COULD CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY FROM THOSE IN PRIOR PERIODS, AND THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. INVESTORS ARE WARNED THAT ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING INFORMATION TO REFLECT ACTUAL RESULTS OR CHANGES IN THE FACTORS AFFECTING SUCH FORWARD-LOOKING INFORMATION.

GENERAL

         The following discussion of the financial condition and results of operations of Bristol should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

         Bristol's financial condition and results of operations have changed considerably since Bristol's inception in April 1996, as a result of Bristol's previous acquisition strategy. Bristol completed seven acquisitions since its inception through the end of December 31, 1998, all of which were accounted for under the purchase method of accounting. Bristol completed no acquisitions during the year ended December 31, 1999 and year ended December 31, 2000.

         Bristol's consolidated total revenue is comprised of two components:
(i) revenue derived from the sale and installation of hardware and software (Systems Revenue) and (ii) revenue derived from the sale of services and supplies (Service Revenue).

Year ended December 31, 2000 compared to year ended December 31, 1999

Revenue

         Total revenue for the year ended December 31, 2000 was $22,865,843 and represents a decrease of 38% from Bristol's total revenue of $36,701,052 for the year ended December 31, 1999. The decrease in revenue from the year ended December 31, 1999 to the year ended December 31, 2000 was attributable to the sale of the Smyth Imager division in November 1999 ($5,088,564 of the decrease). The remaining decrease in revenue is attributable to a slowdown in sales to the grocery and franchise hospitality markets when compared to the prior year ended December 31, 1999. Bristol expects this to continue for the foreseeable future. Bristol has also experienced a reduction this year in the number of sales when compared to 1999, now that the urgency for buying new systems to achieve Y2K compliance has passed.

         Total revenue for the year ended December 31, 2000 was comprised of 64% Systems Revenue and 36% Service Revenue, as compared to a revenue composition of 66% Systems Revenue and 34% Service Revenue for the year ended December 31, 1999. The mix of revenue change from 1999 to 2000 was primarily due to product mix due to the sale of the Smyth Imager division.

         No customer accounted for more than 10% of total revenue for the year ended December 31, 2000 or 1999. Aggregate sales of products from Bristol's three principal hardware vendors, Panasonic, ERC Parts, Inc., a distributor of Panasonic products, and NCR Corporation, accounted for approximately 39% of total revenue for year ended December 31, 2000, and approximately 33% of total revenue for year ended December 31, 1999. Bristol's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon Bristol's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where Bristol's subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. NCR, however, has informed Bristol that effective January 1, 2001; it will eliminate Bristol's geographical limitations, thereby allowing Bristol to sell NCR products throughout the country. A change in Bristol's or its subsidiaries' relationship with its principal vendors could have a material adverse effect on Bristol's business, financial condition, results of operations and cash flows. Bristol has experienced some delays in obtaining equipment because of cash flows and a continuance can significantly alter Bristol's or its subsidiaries' relationship with these principal vendors and may have a material adverse effect on Bristol's business, financial condition, results of operations and cash flows

Gross Margin

         Gross margin decreased to $3,939,478 for the year ended December 31, 2000, from $11,176,955 for the year ended December 31, 1999. As a percentage of sales, gross margin for the year ended December 31, 2000 was 17% and was comprised of gross margin for Systems Revenue of 8% and gross margin for Service Revenue of 33%. The decrease in gross margin is primarily attributable to decreased revenue available to cover fixed labor and overhead that are components of cost of sales. Total gross margin excluding the fixed labor and overhead components of costs of sales for the year ended December 31, 2000 improved from 53% to 54% or approximately $228,000. Gross margin for the year ended December 31, 1999 was 30% and was comprised of gross margin for Systems Revenue of 33% and gross margin for Service Revenue of 26%. The decrease in gross margin is primarily attributable to decreased revenue available to cover fixed labor and overhead that are components of cost of sales. Gross margins excluding fixed overhead costs for the year ended December 31, 2000 were 35% versus 39% for year ended December 31, 1999.

         As a percentage of total revenue, the decrease in Systems Revenue gross margin is attributable to decreased revenue available to cover fixed labor and overhead directly related to revenue generating activities. Based on significant losses experienced in 2000, management has implemented cost reduction initiatives including a reduction in workforce and has sold two of its branch local offices.

Selling, General and Administrative Expenses

         Total selling, general and administrative expenses were $8,786,566 for the year ended December 31,2000, a decrease of $2,737,830 from the year ended December 31, 1999 and represented 38% of total revenue, versus 31% of total revenue in the year ended December 31, 1999. The decrease in expenses in absolute dollars between years was primarily attributable to the sale of the Imager division and the two Cash Registers, Inc. offices, and other workforce reductions. The increase in selling, general and administrative expenses as a percentage of total revenue during the year ended December 31, 2000, compared to the comparable prior year period, is primarily due to lower revenues in year 2000 and delayed reaction by management in cutting fixed labor and administrative expenses. As sales declined in early 2000; management did not identify the extent or the potential negative effects due to a disaggregation of data coming from its acquired businesses and the inability of the Company to reduce expenses as quickly as revenues declined.

Research and Development Costs

         Research and development costs were zero during year ended December 31, 2000 compared to $619,000 incurred during the year ended December 31, 1999. The decrease is due to the sale of the Imager division whose costs in 1999 were attributable to software development costs to develop and design point-of-sale licensed software to run on the latest operating systems specifically targeted for the golf course and resort markets. Bristol's policy was to expense such costs until technological feasibility was established.

Other Expense (Income)

         Bristol earned interest income of $2,303 for the year ended December 31, 2000, compared to $37,000 for the year ended December 31, 1999. Interest income is primarily related to finance charges earned on delinquent accounts. Bristol recognized interest expense of $615,560 for the year ended December 31, 2000 compared to $589,650 for the year ended December 31, 1999. Interest expense in both years consisted primarily of interest on outstanding balances on Bristol's lines of credit and amortization of debt issuance costs.

Provision for Income Taxes

         Bristol recorded a slight income tax provision for the years ended December 31, 2000 and 1999, respectively. Income tax expense in both years consisted solely of state taxes as Bristol had a taxable loss for federal income tax purposes. These federal tax losses are available to offset future taxable revenue, if any. Bristol has recorded a 100% valuation allowance against the deferred tax asset created by the net operating loss carry-forward as management believes that the more likely than not standards imposed by Statement of Financial Accounting Standards (SFAS) No. 109 have not been met.

Net Loss Applicable to Common Stockholders

         Bristol's net loss applicable to common stockholders for the year ended December 31, 2000 was $6,510,556 consisting of Bristol's net loss of $5,812,780 , cumulative dividends on preferred stock of $126,970, accretion of $550,806 to increase the Series C Convertible Preferred Stock issued on January 12, 2000 to its redemption value of $100 per share and accretion of $20,000 related to Series B Preferred Stock.

         Bristol's net loss applicable to common stockholders for the year ended December 31, 1999 was $ 440,724, consisting of Bristol's net loss of $362,284 and cumulative dividends on the Series B Preferred Stock of $25,940, accretion of $52,500 to increase the Series B Preferred Stock to its liquidation value and cumulative dividends on the Series B Preferred Stock.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

         Total revenue for the year ended December 31, 1999 was $36,701,000 and was comprised of revenue from Bristol's seven acquisitions for the entire year. This represents an increase of 14% from Bristol's total revenue of $32,196,708 for the year ended December 31, 1998. The increase in total revenue is primarily attributable to a full year of revenue contributed by Quality Business Machines ("QBM") (a 1998 acquisition). The remaining operations had no growth in revenue from 1998 to 1999. Future growth in revenue will be dependent upon Bristol's ability to expand its hardware and software product offerings in the regions it operates as well as increase its maintenance business.

         Total revenue for the year ended December 31, 1999 was comprised of 66% Systems Revenue and 34% Service Revenue, as compared to a revenue composition of 65% Systems Revenue and 35% Service Revenue for the year ended December 31, 1998. The mix of revenue change from 1998 to 1999 was due primarily to increased Systems Revenue at QBM, mainly related to Y2K demand in that region.

         No customer accounted for more than 10% of total revenue for years ended December 31, 1999 and 1998. Aggregate sales of products from Bristol's three principal hardware vendors, Panasonic, ERC Parts, Inc., a distributor of Panasonic products, and NCR Corporation, accounted for approximately 33% of total revenue for the year ended December 31, 1999, and approximately 26% of total revenue for year ended December 31, 1998. Bristol's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon Bristol's achievement of a previously-agreed-to procurement quota. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where Bristol's subsidiaries can sell a manufacturer's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturer's in certain regions or territories of the country. Bristol has experienced some delays in obtaining equipment because of cash flows and the continuing inability will significantly alter Bristol's or its subsidiaries' relationship with these principal vendors and may have a material adverse effect on Bristol's business, financial condition, results of operations and cash flows.

Gross Margin

         Gross margin for the year ended December 31, 1999 was 30% and was comprised of gross margin for Systems Revenue of 32% and gross margin for Service Revenue of 26%. Gross margin for the year ended December 31, 1998 was 32% and was comprised of gross margin for Systems Revenue of 34% and gross margin for Service Revenue of 28%. As a percentage of revenue, the decrease in Systems Revenue gross margin is attributable to previously agreed to gross margins with a major grocery wholesaler and lower software revenue related to a division that was sold in November 1999. As a percentage of total revenue, the decrease in Service Revenue gross margin is attributable to lower service and support revenue and higher costs related to a division that was sold in November 1999.

Selling, General, and Administrative Expenses

         Total selling, general and administrative expenses for 1999 of $11,524,000 increased by $296,000 from the comparable prior-year and represented 31% of total revenue, versus 35% of total revenue in the comparable prior year period. The increase in expenses in absolute dollars for year ended 1999 as compared to the comparable year in 1998 was primarily due to a full year of selling and administrative costs related to the QBM acquisition. This increase in 1999 was offset by a decrease in corporate overhead attributable to the departure of the former Chairman, President and Chief Operating Officer salaries and related taxes at the beginning of the year who were replaced by existing employees of approximately $410,000, expenses of an unsuccessful private placement memorandum that occurred in 1998 of approximately $128,000 and a sales promotion program for Bristol's sales staff that was accrued in 1998 and paid in 1999 of approximately $85,000.

Research and Development Costs

         Research and development costs were $619,000 during the year ended December 31, 1999 compared to $739,000, incurred during year ended December 31, 1998. The decrease in absolute dollars is attributable to ten and one-half months of software development costs at a division sold in November 1999. Bristol's policy is to expense such costs until technological feasibility is established.

Other Expense (Income)

         Bristol earned interest income of $37,000 for the year ended December 31, 1999 compared to $78,000 for the year ended December 31, 1998. For the year ended December 31, 1999, interest income primarily related to the recognition of finance charges on delinquent accounts. For the year ended December 31, 1998, Bristol earned interest income from the recognition of finance charges on delinquent accounts and dividend income of $34,000 received from a purchasing cooperative of cash register dealers that was disbanded upon the passing of the former President of Smyth. In addition, Bristol had other income in 1998 of approximately $504,000 relating to proceeds received from a Company paid life insurance policy.

         Bristol had interest expense of $590,000 for the year ended December 31, 1999 compared to $479,000 for the year ended December 31, 1998. Interest expense in both years consisted primarily of interest on outstanding balances on Bristol's lines of credit. The increase was a direct result of increased borrowings under the existing credit facilities over the prior year, amortization in the current year of the debt issue costs and finance charges paid to a major supplier for delinquent payments.

Provision for Income Taxes

         The income tax provision for 1999 and 1998 consisted of minimum state taxes as Bristol had a taxable loss for federal income tax purposes.

Net Loss Applicable to Common Stockholders

         Bristol's net loss applicable to common stockholders for the year ended December 31, 1999, was $440,724, consisting of Bristol's net loss for the year of $362,284, accretion of $52,500 to increase the Series B Preferred Stock issued on April 15,1999 to its liquidation value of $1.00 per share, and cumulative dividends on the Preferred Stock of $25,940. Bristol's net loss applicable to common stockholders for the year ended December 31, 1998, was $2,225,000, consisting of Bristol's net loss for the year of $1,731,778, accretion of $241,916 to increase the Series B Preferred Stock issued on March 18, 1998 to its liquidation value of $100 per share, imputed dividends related to the beneficial conversion feature of the Series B Preferred Stock of $227,589 and cumulative dividends on the Preferred Stock of $23,580.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $477,509 and negative working capital of $3,769,608 at December 31, 2000 compared to cash and cash equivalents of $332,959 and working capital of $903,972 at December 31, 1999. In the year ended December 31, 2000, the Company used $663,850 of cash in operations; used $47,370 for the purchase of property and equipment; and generated $851,168 from financing activities, which consists of the net impact of borrowings and repayments under the Company's line of credit agreements, repurchase of Series B Preferred Stock and common stock, issuance of Series C Redeemable Preferred Stock, and repayments under various debt agreements. The Company's auditors have modified their opinions as to the Company's ability to continue as a going concern.

         On January 12, 2000, the Company and Berthel SBIC, LLC entered into an Investment Agreement whereby the Company issued 500,000 shares of its Series C Redeemable Preferred Stock (Series C) for $1,000,000 and a warrant to purchase 425,000 shares of is common stock. The warrant has an exercise price per share of $.01 and is exercisable until January 12, 2005. In connection with the purchase by Berthel, the Company and the Chairman of the Board, Larry Cohen agreed to surrender, without exercise, options held by him for the acquisition of 1,330,000 shares of common stock of the Company, which the Company cancelled. Upon certain circumstances, Berthel may tender to the Company the warrant or shares underlying the warrant.

         The Company redeemed $200,000 of Series B Preferred Stock in January 2000; $50,000 in February, March, and September 2000; and $25,000 in October 2000 for a total of $375,000 redeemed in the twelve months ended December 31, 2000.

         Subsequent to December 31, 2000, the Company negotiated extended payment terms with three large creditors and was able to convert a total of $ 1,537,000 of accounts payable balances to interest bearing notes. In addition, the Company was able to extend its line of credit from a March 31, 2001 due date to May 31, 2001. Because of these situations the Company has experienced equipment delivery delays from certain manufacturers. This has also contributed to a decline in sales due to Bristol's inability to meet customer needs in a timely and efficient manner.

         The Company believes that an additional capital infusion along with its availability on the Company's current asset base line of credit is required to meet its working capital requirements until December 31, 2001. At December 31, 2000, approximately $120,000 of eligible collateral was available for the Company to borrow under the credit facilities. The Company will require financing in order to fund the business operations and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will be limited in its ability to grow internally without working capital. There can be no assurance that the Company will be able to successfully obtain additional financing or that such financing will be available on terms the Company deems acceptable. In anticipation of the proposed merger with Registry Magic the Company has borrowed from Registry Magic $1,910,000 through April 12, 2001 on an interest bearing note at 11.5% for working capital. The Company's success is dependent upon its ability to obtain necessary financing, the continued cooperation of suppliers and equipment manufacturers, the successful execution of management's cost reduction initiatives and the achievement of sustained profitable operations. The Company in late 3rd quarter of 2000 implemented a significant reduction in workforce and sold two sales offices resulting in a reduction of fixed operating expenses of approximately $800,000 per quarter. Additional reductions in operating costs are being implemented in 2001 with expected cost reductions of $475,000 per quarter. Management believes by effectively consolidating technical operations, converting remote field office to support of sales only, incorporating a new incentive based salesman compensation package and the completion of the consolidation of financial services support will result in an further reduction in fixed annual operating expenses while maintaining required customer support and service levels.

         The Company had cash and cash equivalents of $332,959 and working capital of $903,972 at December 31, 1999, compared to cash and cash equivalents of $146,000 and negative working capital of $176,000 at December 31, 1998. In the year ended December 31, 1999, the Company used $2,767,000 of cash in operations; used $10,000 for the final installment for the acquisition of QBM; used $137,000 for the purchase of property and equipment and generated $2,608,000 from the sale of Smyth Imager Division and $85,000 from other investing activities; and generated $409,000 from financing activities, which consists of the net impact of borrowings and repayments under the Company's line of credit agreements, issuance and repurchase of Series B Preferred Stock and common stock and repayments under various debt agreements.

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

         The Company's current line of credit provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matured on December 31, 2000 and was extended to May 31, 2001; and is collateralized by the Company's eligible accounts receivable and inventories. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants, which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquiring or selling any assets over $50,000 excluding purchases of dealers; (ii) selling or transferring any collateral except for finished inventory in the ordinary course of business; (iii) selling inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis;
(iv) incurring any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guaranteeing or otherwise become liable with respect to obligations of another party or entity; (vi) paying or declaring any dividend (except for dividends payable solely in stock); and (vii) making any change in the Company's capital structure that would have a material adverse effect. The Company repaid all amounts outstanding under its previous CRI, ARS and Smyth credit lines using proceeds from the new line of credit. The Company had outstanding borrowings of $2,215,655 and $3,256,000 bearing interest at 10.68% and 10.25% at December 31, 2000 and 1999, respectively. The Company has received an extension of its line of credit until May 31, 2001. The Company will be required to obtain a new line of credit or an extension thereafter.

DISCLOSURE OF IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133", which delayed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". FAS No. 138 amends FAS No. 133 and will be adopted concurrently with FAS No. 133. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 as amended by FAS No. 138 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company believes that the cumulative effect of adoption will not be material to the Consolidated Financial Statements.

Effective January 1, 2000, the Company's accounting policies were reviewed for compliance with the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company recognizes revenue for systems sales upon shipment and completed installation at which time there are no other significant vendor obligations. Hardware sales are recognized as revenue upon shipment and passage of title as there are no other significant vendor obligations. Training and other services are recognized as revenue when such items are delivered. Revenue from maintenance contracts is recognized ratably over the term of the agreement.

 In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". Under the provisions of EITF 00-10, amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. EITF 00-10 also requires the disclosure of the income statement classification of any shipping and handling costs. The Company was in compliance with EITF 00-10 for the year ended December 31, 2000. The adoption resulted in no impact on the classification of revenue for the Company and had no impact on the determination of net income.

In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the EITF reached a consensus on Issue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which are not revised to comply with the requirements of EITF 00-19 by December 31, 2000, will require reclassification out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. This reclassification will remain until the contracts are revised to comply with EITF 00-19 before June 30, 2001. The Company believes that the equity derivative contracts that may remain outstanding at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 and does not anticipate that such adoption will have a material impact on the consolidated financial statements.

In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective April 1, 2001, for the Company. The Company is currently evaluating the impact of this new guidance.

                                  RISK FACTORS

RISKS RELATED TO BRISTOL

         CONTINUED OPERATING LOSSES. Bristol has only a limited history upon which you can evaluate its prospects and future performance. Bristol's prospects must be considered in light of the risks, expenses and difficulties frequently involved in the operation and expansion of a business in an evolving industry and one which experiences rapid technological change and intense competition. For the year ended December 31, 2000, Bristol incurred a net loss applicable to common stockholders of $ 6,510,556. The ability of Bristol to become profitable will be dependent upon its ability to grow faster than historical performance and to improve on the historical excesses of its acquired dealer network. There can be no assurance that Bristol will be able to implement successfully its strategic plan, to generate sufficient revenue to meet its expenses or achieve or sustain profitability.

         SUBSTANTIAL FLUCTUATION IN FUTURE OPERATING RESULTS. Bristol may experience substantial fluctuation in its annual and quarterly operating results in the future. Bristol's operating results are affected by a number of factors, many of which are beyond Bristol's control. A substantial portion of Bristol's backlog is typically scheduled for delivery within ninety days. Delivery dates for products sold by the company are subject to change due to customer's changing the required installation date. Quarterly sales and operating results depend in part on customer driven delivery dates, which are subject to change. A significant portion of Bristol's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the company's results of operations.

         RESTRICTION OF BRISTOL'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. With Bristol's existing line of credit, Bristol is prohibited from engaging in certain transactions without first obtaining the written consent of its lender. Such transactions include, but are not limited to:

         o        Acquiring or selling any assets over $50,000;

         o Selling or transferring collateral under the credit line, except for sale of items in the company's finished inventory in the ordinary course of business;

         o Selling of inventory in a sale or return, guaranteed sale, consignment or other contingent basis;

         o        In the other transaction outside the ordinary course.

         Bristol's line of credit expired on December 31, 2000, but Bristol has received an extension of the line of credit until May 31, 2001. Failure to obtain a new line of credit or an extension of the existing line of credit could adversely effect the company's financial condition.

         BRISTOL'S FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT IT WILL CONTINUE AS A GOING CONCERN. The auditor's report on Bristol's 2000 financial statements states that certain "matters raise substantial doubt about the company's ability to continue as a going concern." Bristol continues to explore the possibility of raising funds through available sources that include equity and debt markets. Whether or not the merger with Registry is completed, Bristol is not certain that it will be successful at raising funds through any sources in the event Bristol is unable to generate sufficient revenues to maintain operations.

RISKS RELATING TO THE MERGER

         THE MERGER INVOLVES A HIGH DEGREE OF RISK. In addition, by voting in favor of the merger, Bristol shareholders will be choosing to invest in Registry common stock. An investment in Registry common stock involves a high degree of risk. The occurrence of any of the risks described below could materially adversely affect the business, financial condition and results of operations of Bristol, as applicable.

         ALTHOUGH REGISTRY AND BRISTOL EXPECT THAT THE MERGER WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT OCCUR. The acquisition of Bristol by Registry involves risks related to, among other things, the integration and management of acquired technology, sales and marketing efforts, operations and personnel. The integration of Registry and Bristol will be a complex, time consuming and expensive process and may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be substantial difficulties, costs and delays involved in integrating Registry and Bristol, including:

         o        Potential incompatibility of business cultures;

         o Product development delays caused by disruptions from the merger;

         o        Perceived adverse changes in business focus;

         o        Potential lapses in internal and financial controls;

         o The loss of key employees and diversion of the attention of management from ongoing business concerns; and

         o Bristol may not be successfully integrated, managed and operated by Registry.

         FAILURE TO ACHIEVE BENEFICIAL SYNERGIES COULD RESULT IN DECREASED INCOME AND INCREASED OPERATING COSTS. Registry and Bristol have entered into the merger agreement with the expectation that the merger will result in beneficial synergies. Achieving these anticipated synergies and the potential benefits underlying the two companies' reasons for the merger will depend on a number of factors, some of which include:

         o        Integration of research and development efforts;

         o        Retention of technology staff;

         o Reduction of operating expenses due to consolidation of operations;

         o The ability of the combined company to increase sales of each company's products;

         o Competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would result in competitors' ability to compete against the combined companies more effectively; and

         o The ability of the combined company to continue development of Registry and Bristol products.

         Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

         THE VALUE AND NUMBER OF THE SHARES OF REGISTRY COMMON STOCK TO BE RECEIVED MAY DECLINE FROM ITS CURRENT VALUE. Because Registry common stock is publicly traded, the value of a share of Registry common stock may change on a daily basis. Therefore, the market price of the shares of Registry common stock each Bristol shareholder is to receive in the merger may decline from the current market price.

         SUBSTANTIAL SALES OF REGISTRY COMMON STOCK COULD ADVERSELY AFFECT ITS MARKET PRICE. Registry cannot predict the effect, if any, that future sales of shares of Registry common stock or the availability of such shares for future sale will have on its market price from time to time. Sales of substantial amounts of Registry common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the stock.

RISKS RELATED TO THE COMBINED COMPANY

         THE COMPANIES DEPEND ON THE CONTINUED DEVELOPMENT OF CLIENT/SERVER AND INTERNET SOLUTIONS SOFTWARE MARKET FOR GROWTH. The market for pos systems, CCRs and related equipment and, in particular, for products and services are:

         o Constantly evolving and is subject to rapid technological changes;

         o Dependent on the introduction, growth, adoption and pricing of software solutions;

         o Subject to the technical knowledge and ability of users to understand and use such software; and

         o Characterized by transforming technology and frequent new product and service introductions.

         DEVELOPING NEW PRODUCTS AND PRODUCT ENHANCEMENTS IS A COMPLEX AND UNCERTAIN PROCESS REQUIRING HIGH LEVELS OF INNOVATION, AS WELL AS THE ACCURATE ANTICIPATION OF TECHNOLOGICAL AND MARKET TRENDS. Broad market acceptance of products and future success will depend in part on the following:

         o Ability to educate users about the benefits of the combined company's products and services generally and the specific benefits of our products and services - ability to adapt to emerging industry standards and respond to competitors' product and service announcements;

         o Ability to develop and introduce competitive new products and services and enhancements that meet changing customer requirements and emerging industry standards; and

         o        Ability to increase brand-name recognition.

         If the companies are not successful in meeting the goals listed above, the companies may not be able to maintain or gain broad market acceptance for products and services. Further, a decline in demand for software products and services generally, could occur as a result of competitive technological change or other factors.

         REVENUE HAS BEEN DEPENDENT ON DEMAND FOR A FEW PRODUCTS. The companies have historically had a substantial portion of revenue generated from a few products. Registry's Virtual Operator product family represented approximately 100% of revenue for the year ended July 30, 2000. Bristol's pos product family represented approximately 63% of its revenue for the year ended December 31, 2000. The likelihood that these products will continue to contribute significant revenue to the combined company is subject to certain risks, including:

         o Our ability to develop and introduce competitive new products and services that meet changing customer requirements; and

         o Our ability to develop and introduce products and services that meet emerging industry standards.

         RISKS ASSOCIATED WITH COMMON MANAGEMENT. Senior management of both companies includes Lawrence Cohen , who has the capacity to significantly influence management decision-making. Consequently, determinations by management concerning the merger or other matters may be influenced by reason of these relationships that may affect the interests of Registry's or Bristol's shareholders in an adverse manner.

         SIGNIFICANT CAPITAL REQUIREMENTS; POSSIBLE NEED FOR ADDITIONAL FINANCING. The companies will continue to have significant capital requirements due to the substantial costs associated with product development and refinement, recruitment of skilled personnel and the marketing of innovative speech recognition and business application products and related services. Cash requirements for the purpose of developing products and services have been substantial and, as a result, the companies have been dependent upon capital resources provided by investors in order to finance our operations.

         In the event the companies do not develop and refine products and services on a timely basis, the companies do not complete contracts for the provision of products and technology in sufficient numbers or in the event available capital is insufficient to fund the implementation of business plan and working capital requirements, the companies may require additional financing. The companies have no current arrangements with respect to, or potential sources of, additional financing and do not anticipate that existing shareholders will satisfy any portion of our future financing requirements. The companies cannot provide assurances that any additional financing will be available when needed, on commercially reasonable terms, or at all. If the companies are unable to obtain additional financing when needed, this would have a material adverse effect on the companies, including the curtailment of product and service development, marketing and expansion activities.

         POSSIBLE DELISTING OF SECURITIES FROM NASDAQ. Registry's common stock is listed on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, Registry must maintain at least $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or $500,000 in net income in the latest fiscal year or in two of the last three years or $35,000,000 in market capitalization, a public float of at least 500,000 shares, a $1,000,000 market value of public float, a minimum bid price of $1.00 per share, at least two market makers, at least 300 shareholders and at least two outside directors. The failure to meet these maintenance criteria in the future may result in the delisting of Registry's securities from Nasdaq, and Registry's common stock would thereafter be traded in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of Registry's common stock.

         DIFFICULTIES IN MAINTAINING PROPRIETARY RIGHTS. Success depends upon proprietary applications software technology which may be difficult to protect. Registry currently relies on a combination of contractual rights, trade secrets, know-how, trademarks, non-disclosure agreements and technical knowledge to establish and protect our proprietary rights. The measures taken to protect proprietary rights may not be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, those of Registry's products. There are no assurances that Registry's technology does not and will not infringe on the proprietary rights or trade secrets of others or that third parties will not assert infringement claims, trade secret violations, competitive torts or other proprietary rights violations against the companies in the future. In the case of infringement, the companies could, under certain circumstances, be required to modify our products or obtain licenses, which could require cash or other consideration. The companies may not be able to do either in a timely manner or upon acceptable terms and conditions, and this failure could have a material negative effect on the companies. There are no assurances that the companies will have the resources to defend or prosecute a patent infringement or other proprietary rights infringement action.

         THE COMPANIES WILL NEED TO CONTINUE TO MAINTAIN AND BUILD RELATIONSHIPS WITH MANUFACTURERS. A substantial portion of Bristol's total revenue is, and will continue to be derived from the sale of POS systems, ECRs and related equipment, none of which Bristol manufactures. Business is dependent upon close relationships with manufacturers of POS equipment and the ability to purchase equipment in the quantities necessary and upon competitive terms so that the companies will be able to meet the needs of in user customers. During the year ended December 31, 2000, Bristol has experienced delivery delays from these manufacturers due to Bristol's cash flow and credit line limitations. Bristol's inability to obtain equipment or supplies on a timely basis from major manufacturers could have a material adverse effect on its business results of operations, financial condition and cash flows.

         DEPENDENCE ON KEY PERSONNEL AND RISKS ASSOCIATED WITH HIRING AND RETAINING EMPLOYEES. The companies rely to a significant extent upon senior management team and other key employees. Competition for such employees is intense. There is no guarantee that the companies will be able to retain key employees following the merger. From time to time, the companies will need to hire additional or replacement employees. The companies may not be successful in hiring, integrating or retaining new employees.

         AUTHORIZATION OF PREFERRED STOCK; POSSIBLE ANTI-TAKEOVER EFFECTS. The board of directors of Registry is authorized to issue 5,000,000 shares of preferred stock exclusive of the preferred stock to be issued to Bristol's preferred stockholders and to determine the dividend, liquidation, conversion, redemption, and other rights, preferences, and limitations of such shares without any further vote or action of the shareholders. Accordingly, the board of directors has the power, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could negatively affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging and delaying or preventing a change in control of Registry.

RISKS RELATED TO REGISTRY

         CONTINUED OPERATING LOSSES. Registry has received only limited revenues from its inception in October 1995 through January 31, 2001. Total revenues for the year ended July 31, 2000 and the six months ended January 31, 2001 were $952,944 and $117,553 respectively. Registry has only a limited history upon which an evaluation of prospects and future performance can be made. Registry's prospects must be considered in light of the risks, expenses and difficulties frequently involved in the operations and expansion of a new business in an evolving industry that has not obtained widespread commercial acceptance and which experiences rapid technological obsolescence and intense competition.

         From inception through January 31, 2001, Registry has incurred cumulative losses of $12,464,470 and anticipates losses will continue during the fiscal year ending July 31, 2001. Registry expects to incur expenditures in connection with the development and marketing of speech recognition and wireless applications which will likely result in losses until such time, if ever, as Registry is able to obtain sufficient contracts for its speech recognition products and wireless applications, and services which will generate adequate sources of revenue to support Registry's operations. Registry cannot provide assurances that Registry's current business strategy will enable it to ever achieve profitable operations.

         REGISTRY'S FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT IT WILL CONTINUE AS A GOING CONCERN. The auditor's report on Registry's 2000 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." Registry continues to explore the possibility of raising funds through available sources that include equity and debt markets. Whether or not the merger with Bristol is completed, Registry is not certain that it will be successful at raising funds through any sources in the event it is unable to generate sufficient revenues to maintain operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Bristol's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2000, the carrying values of Bristol's financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value. The Company estimates it would incur an additional $50,000 of annual costs based on a 1% increase in the prime interest rate.

         It is Bristol's policy not to enter into derivative financial instruments. Bristol does not currently have any significant foreign currency exposure, as Bristol does not transact business in foreign currencies. As such, there is no significant currency exposure at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements required to be filed hereunder are included under Item 14 of this report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Bristol dismissed its former principal accountants, Deloitte & Touche LLP, and appointed the accounting firm of BDO Seidman, LLP as its principal accountants. The change was made effective September 1, 2000. Bristol's Board of Directors approved the dismissal of Deloitte & Touche LLP and the selection of BDO Seidman, LLP as the new principal accountants.

         During the period from September 30, 1997 to December 31, 1999 and each subsequent interim period preceding September 1, 2000, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         The Deloitte & Touche LLP reports on the financial statements of Bristol for the years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. Their reports on the 1999 and 1998 financial statements, reissued and included in this Annual Report on Form 10-K, have been modified to include an explanatory paragraph regarding substantial doubt as to the ability of the Company to continue as a going concern.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the current directors and executive officers of Bristol, the principal offices and positions held by each person. Each year the shareholders elect all directors. The executive officers of Bristol are elected annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers and any other person pursuant to which any person was selected as an executive officer.

         The directors and executive officers of Bristol are as follows:


         NAME                       AGE          POSITION
         ----                       ---          --------

Lawrence Cohen.................       55         Chairman of the Board and Director

William Kerechek ..............       50         Chief Financial Officer

David Kaye.....................       64         President, Chief Executive Officer and Director*

Peter Stranger.................       50         Director

Bryan Steffen..................       28         Director


         * David Kaye resigned as an officer and director, effective April 16, 2001. o

         LAWRENCE COHEN is a founder of Bristol and has served as Vice Chairman of the Board since its inception in April 1996 until he became Chairman in January 1999. On January 18, 1999, the Board of Directors named Mr. Cohen as acting Chief Executive Officer until a replacement was made. From November 1990 to September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. ("BioTime"), a biotechnology company engaged in the artificial plasma business. Mr. Cohen has also served as a director of ASHA Corporation, a publicly traded supplier of traction control systems, from April 1995 to present; a director of Apollo Genetics Inc., a company founded by Mr. Cohen which is engaged in the genetic pharmaceutical business, from January 1993 to the present; a director of Registry Magic Inc., a company founded by Mr. Cohen which develops voice recognition equipment, from November 1995 to present.

         WILLIAM KERECHEK has served as Chief Financial Officer for Bristol since June 2000. From October 1992 until July 1999 he served as Controller for Tyson Seafood Group, a wholly owned subsidiary of Tyson Foods, Inc. Prior to Tyson, Mr. Kerechek had been Controller of Louis Kemp Seafoods, a division of Oscar Mayer since 1987. Prior to working at Louis Kemp Seafood, Mr. Kerechek held various positions within Philip Morris companies since 1975. Mr. Kerechek received a B.S. in Accounting from the University of Illinois and is a CPA.

         DAVID KAYE served as President and Chief Executive Officer of Bristol from June 2000 until April 2001 and a director of Registry from February 2000 until April 2001 From January 1999 until December 1999, he was the Vice President of Corporate Finance for Kann Capital Ltd., an investment banking firm. From March 1998 until December 1998, he served as Chief Financial Officer of Tech Electro Industries, Inc., a publicly traded holding company operating principally in the information technology sector. From July 1997 to February 1998, Mr. Kaye served as President of 433, Inc., a corporation offering mediation services to delinquent federal and state taxpayers. From January 1990 until July 1997 he served as President and Chief Executive Officer of Kaye Kotts Associates, Inc., a corporation offering mediation services to delinquent federal and state taxpayers. In February 1998, Kaye Kotts Associates, Inc. filed bankruptcy under Chapter 7 of the bankruptcy code.

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

         BRYAN STEFFEN has been a Director of Bristol since April 1, 2000. He has served as Director of Berthel Fisher & Company Planning, Inc., an investment advisory company, since August 1999. From July 1997 to March 1999, he was with Merit Capital Management, a private equity investment and management firm located in Kansas City. He was an associate and financing analyst, working directly with the principals in funding arrangements and operations of portfolio companies. Mr. Steffen received his MBA in finance from the University of Iowa and a degree in Business Administration and a degree in Professional Accounting from Regis College.

         All directors hold office until the next meeting of stockholders and the election and qualification of their successors. Officers are elected by the Board of Directors and serve at the discretion of the Board. The Board held three regular and one written unanimous consent meetings during the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables present information concerning the cash compensation paid and stock options granted to Bristol's Chief Executive Officer and each additional executive officer of Bristol whose total compensation exceeded $100,000 for the year ended December 31, 2000. The notes to these tables provide more specific information regarding compensation.


                                                   SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM COMPENSATION
                                                                                           --------------------------
                                        ANNUAL COMPENSATION                                AWARDS             PAYOUTS
                                        -------------------                                ------             -------
                                                                                                  SECURITIES
                                                                                   RESTRICTED     UNDERLYING             ALL OTHER
                                     FISCAL                         OTHER ANNUAL      STOCK        OPTIONS/    LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR    SALARY($)  BONUS($)  COMPENSATION($)  AWARDS(S)($)    SARs(#)   PAYOUTS($)      ($)
David Kaye (1)
President and Chief Executive
officer                               2000    180,000          -                -             -      550,000          -        -

Michael P. Pollastro (2)              2000    150,000          -                -             -      150,000          -        -
Executive Vice President, Interim     1999    130,589          -                -             -       40,500          -        -
Chief Executive and Chief
Operating Officer

Michael S. Shimada  (3)               2000    140,000          -                -             -            -          -        -
Vice President and Chief              1999    129,809          -                -             -       80,000          -        -
Financial Officer                     1998    103,365          -                -             -      200,000          -        -

William Kerechek  (4)                 2000    100,000          -                -             -       50,000          -        -

         (1) Mr. Kaye was appointed President and Chief Executive Officer in June 2000. He resigned effective April 2001.
         (2) Mr. Pollastro was appointed Interim Chief Executive Officer and Chief Operating Officer on June 16, 1999 until his resignation effective December 31, 2000.
         (3) Mr. Shimada joined Bristol in February 1998. He resigned effective May 2000.
         (4)      Mr. Kerechek was appointed Chief Financial Officer in _June
                  2000.

         The following table sets forth certain information concerning grants of stock options to each of Bristol's executive officers named in the Summary Compensation Table during the year ended December 31, 2000.

                                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             ----------------------------------------------------
                                                              INDIVIDUAL GRANTS
                                                              -----------------

                                                                     % of Total
                                             Number of Securities    Options/SARs
                                             Underlying              Granted to       Exercise or
                                             Options/SARs            Employees in     Base Price
Expiration Date     Name                     Granted (#)(1)          Fiscal Year      ($/SH)
---------------     ----                     --------------------    -------------    -----------
1/01/2010           David Kaye                     500,000                  32.0%           .468
5/23/2010           David Kaye                      50,000                   3.1%           .531
1/01/2010           Michael P. Pollastro            50,000                   3.1%           .590
6/01/2010           Michael P. Pollastro           100,000                   6.2%           .610
6/01/2010           William Kerechek                50,000                   3.3%           .610

Option Exercises.

No options were exercised by any of Bristol's executive officers named in the Summary Compensation Table during the year ended December 31, 2000.

         The following table includes the number of shares covered by both exercisable and un-exercisable stock options as of December 31, 2000.

                                 AGGREGATED OPTION/SAR EXERCISES IN
                                LAST FISCAL YEAR AND FISCAL YEAR-END
                                          OPTION/SAR VALUES

                                Number of Securities Underlying           Value of Unexercised in-the-
                           Unexercised Options/SARs at FY-end (#)      Money Options/SARs at FY-end($)
                           --------------------------------------      -------------------------------
                           Share Acquired                              Exercisable/         Exercisable/
Name               on Exercise (#)         Value Realized ($)          Un-exercisable       Un-exercisable
----               ---------------         ------------------          --------------       --------------
David Kaye                   __                            __           350,000/200,000             --/--

Michael P. Pollastro         __                            __             181,000/9,500             --/--

William Kerechek             __                            __             10,000/40,000             --/--

Michael S. Shimada           __                            __                  50,000/0             --/--


As of December 31, 2000, the closing price of Bristol's common stock was $.44. As of March 15, 2001, the closing price of Bristol's common stock was $1.03. Options issued to Mr. Shimada have been cancelled subsequent to year-end.

COMPENSATION OF DIRECTORS

         Bristol's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but Bristol has and will continue to pay the expenses of its directors incurred in attending Board and committee meetings. In addition, pursuant to the terms of Bristol's Equity Participation Plan (the "Stock Option Plan"), each non-employee director of Bristol will be granted options to purchase shares of Bristol's Common Stock, at an exercise price equal to the fair market value of a share of Common Stock as of the date of the option grant. Persons who are elected as non-employee directors receive an option to purchase thirty thousand (30,000) shares of Common Stock on the following dates: (i) the date of such election to the Board,
(ii) the date of the second annual meeting following such meeting at which the director was reelected to the Board and (iii) the date that the director is reelected to the Board at each subsequent annual meeting of stockholders. Options granted to non-employee directors under the Stock Option Plan become exercisable in annual installments of twenty-five percent (25%) on each of the first, second, third and fourth anniversaries of the option grant. Options granted to non-employee directors subsequent to the second annual meeting of stockholders become exercisable at one hundred percent (100%) on the date of grant.

         On July 21, 1999 each of the directors were awarded 50,000 options that vest immediately from date of grant at the market price of $0.6875 per share. On May 23, 2000 each of the directors were awarded 50,000 options that vest immediately from date of grant at the market price of $0.531 per share.

         Lawrence Cohen was also awarded 1,000,000 options at $0.625 per share on February 23, 1999, and another 1,280,000 options at $0.1875 per share on November 3, 1999. In an agreement with Berthel SBIC, LLC, 1,330,000 options previously awarded to Mr. Cohen have been canceled. Mr. Cohen's options as of December 31, 2000 are 1,280,000 at $.1875 per share and 50,000 at $.531 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         On January 1, 2000, Bristol entered into an employment agreement with Michael Pollastro, President of Automated Retail Systems, Inc., a wholly-owned subsidiary of Bristol, whereby Bristol agreed to pay Mr. Pollastro one hundred fifty thousand dollars ($150,000) per year ending December 31, 2000, unless terminated in writing by Bristol, sixty (60) days prior to its expiration, the agreement will automatically renew for two (2) additional years. In addition, Mr. Pollastro will earn a quarterly bonus in an amount equal to three percent (3%) of Bristol's pretax profit before any bonus calculation for each quarter. The agreement contains confidentiality provisions and covenants not to compete. In addition, the employment agreement has a clause providing for payment of the amount of unpaid salary that would have been due through the expiration of the term of the agreement in the event that the agreement is terminated due to death or disability. In the event of voluntary resignation or termination for cause, salary shall be paid through the date of termination. The employment agreement does not have severance or change-in-control provisions. Mr. Pollastro has resigned, effective December 31, 2000.

         Bristol has employment agreements with certain executive officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 2000, no provision for bonus payments were made for these certain employment agreements due to the fact that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $875,000 at December 31, 2000 excluding bonus contingent on achieving certain pre-tax profits. Bristol believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, Bristol has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 2000, as amended in March 2000, was $205,545.

         On June 7, 2000, David Kaye and Bristol entered into an employment agreement. Under the terms of this agreement, Bristol is to pay Mr. Kaye an annual salary of $180,000 and he is to receive 4% Bristol's consolidated net income before income taxes, extraordinary items of income or expense and amortization of goodwill created through acquisitions. Such payment and incentive compensation payments are payable quarterly based upon the amounts reported in Bristol's SEC filings. The agreement is for consecutive one-year terms unless canceled by either party in writing 60 days prior to each anniversary date. Bristol may terminate the contract provided the balance of such year's contract is paid in full at termination plus the pro rata portion of any incentive compensation for that year.

         Bristol has an independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 2000, as amended in March 1999, was $104,519.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding Bristol's Common Stock beneficially owned at December 31, 2000 based on 8,376,968 shares outstanding (i) by each person who is known by Bristol to beneficially own, or exercise voting or dispositive control, 5% or more Bristol's Common Stock on the record date based upon certain reports regarding ownership filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended, (ii) by each of Bristol's directors or nominees for directors and certain executive officers, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated below, the persons in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, the address of each person is c/o Bristol at 1437 S Jackson, Seattle, Washington, 98144.

Name and Address                              Beneficial            Percent of
of Beneficial Owner                           Ownership                 Class
-------------------                           ---------                 -----

Larry Cohen (1)                                 2,672,375              27.3%
Peter Stranger (2)                                180,000               2.7%
David Kaye (3)                                    583,000               6.5%
George Karfunkel                                1,250,000              14.9%
William Kerechek (options only)                    50,000                .6%
Berthel SBIC,LLC (4)                            1,265,354              13.3%
All directors and executive officers as         3,574,433              33.8%
a group (5 persons)(5)

* Less than one percent of the outstanding shares of Common Stock.

(1) Mr. Cohen is Director and Chairman of the Board. Amount includes (i) 1,100,955 shares held of record by East Ocean Limited Partners, which are beneficially owned by Mr. Cohen, the Chairman of the Board; (ii) 162,145 held of record by Mr. Cohen (iii) 31,775 shares and 5,000 shares underlying warrants which are held by Donna Cohen, wife of Mr. Cohen; and (iii) 22,500 shares held in an IRA account, which are beneficially owned by Mr. Cohen (iv) 1,330,000 shares subject to options and 20,000 underlying warrants.

(2) Mr. Stranger is a Director of Bristol. Includes 180,000 shares subject to options.

(3) Mr. Kaye served as President, CEO and Director from June 2000 until April 2001. Amount includes (i) 550,000 shares subject to option and
         (ii) 33,000 shares that are held by Mr. Kaye's wife.

(4) Address is 701 Tama Street, Marion, Iowa 52302. Includes 750,375 shares at $1.33 upon conversion of the Series C Preferred Stock and 464,979 shares exercisable under warrants and 50,000 options..

(5)      Includes 2,160,000 shares subject to options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bristol has entered into a merger agreement with Registry Magic Incorporated, subject to several conditions precedent as explained within this report and on the Form S-4 registration statement filed by Registry Magic on February 14, 2001. Both Registry Magic and Bristol have certain common shareholders and members of management. Larry Cohen is Chairman and CEO of Registry and also Chairman of Bristol Retail Solutions.

         In anticipation of the proposed merger with Registry Magic the Company borrowed from Registry Magic $1,910,000 through April 12, 2001 on an interest bearing note for working capital.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS

The financial statements listed on the index to financial statements are filed as part of this Form 10-K.

(a) 3. EXHIBITS

Exhibits marked with an asterisk (*) are filed herewith. The remainder of the exhibits has heretofore been filed with the Commission and is incorporated herein by reference.

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         2.1 Agreement and Plan of Merger by and among Bristol, Bristol Merger Corporation, Automated Register Systems, Inc. and the Shareholders thereof (Incorporated by reference to Exhibit 2.1 of Bristol's Form 8-K dated December 31, 1996, filed on January 15, 1997, File No. 000-21633).

         2.2 Agreement and Plan of Reorganization by and among Bristol, Smyth Systems Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to Exhibit 10.29 of Bristol's Form 8-K dated May 29, 1997 filed on June 12, 1997, File No. 0-21633).

         2.3 Second Amendment to Agreement and Plan of Reorganization by and among Bristol, Smyth Systems Inc., the Managing Stockholders of Smyth Systems, Inc. and Smyth Merger Corp. (Incorporated by reference to Exhibit 10.30 of Bristol's Form 8-K dated May 29,1997, filed on June 12, 1997, No. 0-21633).

         2.4 Agreement and Plan of Merger, as amended, by and among Bristol, Cash Register, Inc., Floyd Shirrell and Electronic Business Machines, Inc. (Incorporated by reference to Exhibit
                  10.35 of Bristol's Form 8-K dated June 6, 1997, filed on June 20, 1997, File No. 0-21633).

         2.5 Agreement and Plan of Merger by and among Bristol Retail Solutions, Inc., Pacific Merger Corp., Pacific Cash Register and Company, Inc., Robert Freaney and Abbass Barzgar dated June 27, 1997, (Incorporated by reference to Exhibit 10.41 of Bristol's Form 10-Q dated June 30, 1997, filed on August 13, 1997, File No. 0-21633).

         2.6 Closing Agreement by and among Bristol, Pacific Merger Corp., Pacific Cash Register and Company, Inc., Robert Freaney and Abbass Barzgar dated August 4, 1997, (Incorporated by reference to Exhibit 10.43 of Bristol's Form 10-Q dated June 30, 1997, filed on August 13, 1997, File No. 0-21633).

         2.7 Rescission Agreement by and between Bristol, International Systems & Electronics Corporation and Pedro Penton dated July 23, 1997, (Incorporated by reference to Exhibit 10.42 of Bristol's Form 10-Q dated June 30, 1997, filed on August 13, 1997, File No. 0-21633).

         2.8 Agreement and Plan of Merger by and between Bristol, RMAG Acquisition Corp. and Registry Magic Incorporated dated November 6, 2000 (Incorporated by reference to Form 8-K dated November 21, 2000, File No. 0-21633).

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         3.1 Certificate of Incorporation, as amended, of Bristol (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         3.2 Bylaws of Bristol (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         4.1      Form of Common Stock Certificate (Incorporated by reference to
                  Exhibit 4.1 of Amendment No. 1 to Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         4.2 Form of Class A Redeemable Common Stock Purchase Warrants (Incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         4.3 Form of Registration Rights Agreement by and between Bristol and Investors listed on Schedule 1 thereto (Incorporated by reference to Exhibit 4.4 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         4.4 Form of Underwriter's Warrant Agreement for Shares entered into between Bristol and First Cambridge Securities Corporation (Incorporated by reference to Exhibit 4.5 of Amendment No. 1 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         4.5 Form of Underwriter's Warrant Agreement for Warrants entered into between Bristol and First Cambridge Securities Corporation (Incorporated by reference to Exhibit 4.6 of Amendment No. 1 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         4.6 Form of Warrant Agreement entered into between Bristol and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.7 of Amendment No. 1 to Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         10.1 Form of the 1996 Equity Participation Plan of Bristol, dated July 31, 1996, (Incorporated by reference to Exhibit 10.1 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         10.2 Amendment to the 1996 Equity Participation Plan of Bristol (Incorporated by reference to Exhibit A of Bristol's Definitive Proxy Statement filed on April 14,1997, File No. 0-21633).

         10.3 1997 Employee Stock Purchase Plan of the Company (Incorporated by reference to Exhibit B of Bristol's Definitive Proxy Statement filed on April 14, 1997, File No. 0-21633).

         10.4 Employment Agreement between Bristol and Richard H. Walker dated April 3, 1996, (Incorporated by reference to Exhibit
                  10.5 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         10.5 Employment Agreement between Bristol and Paul Spindler dated April 3, 1996, (Incorporated by reference to Exhibit 10.6 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         10.6 Employment Agreement between Bristol and Maurice R. Johnson dated June 28, 1996, (Incorporated by reference to Exhibit
                  10.7 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         10.7 Employment Agreement between Michael Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to Exhibit 10.27 of Bristol's 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 0-21633).

         10.8 Employment Agreement between Gary Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to Exhibit 10.28 of Bristol's 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 0-21633).

         10.9 Employment Agreement between John Pollastro and Automated Register Systems, Inc., dated January 1, 1997, (Incorporated by reference to Exhibit 10.29 of Bristol's Form 8-K/A dated December 31, 1996, filed on March 14, 1997, File No. 0-21633).

         10.10 Employment Agreement by and between Robert T. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit
                  10.31 of Bristol's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 0-21633).

         10.11 Employment Agreement by and between Larry D. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit
                  10.32 of Bristol's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 0-21633).

         10.12 Employment Agreement by and between William A. Smyth and Smyth Systems, Inc., and first Amendment to Employment Agreement dated June 1, 1997, (Incorporated by reference to Exhibit
                  10.33 of Bristol's Form 8-K dated May 29, 1997, filed on June 12,1997, File No. 0-21633).

         10.13 Independent Contractor Agreement by and between Bristol, Cash Registers, Inc. and Floyd Shirrell, (Incorporated by reference to Exhibit 10.36 of Bristol's 8-K dated June 6, 1997, filed on June 20, 1997, File No. 0-21633).

         10.14 Lease Agreement between Paul Thompson, Cash Registers, Incorporated, and Coye D. King dated October 30, 1987, (Incorporated by reference to Exhibit 10.10 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         10.15 Stock Purchase Agreement by and among Bristol, Cash Registers, Inc., and Maurice R. Johnson, Andrew D. King and C. Stephen King, dated as of June 26, 1996, (Incorporated by reference to Exhibit 10.14 of Bristol's Registration Statement on Form SB-2, File No. 333-5570-LA).

         10.16 Building Lease dated May 29, 1990, by and between Automated Register Systems, Inc., Michael J. Pollastro, Gary T. Pollastro, and John and Carmen Pollastro, as amended by First Amendment to Building Lease dated January 1, 1997, by and between Automated Retail Systems, Inc., Michael Pollastro, Gary T. Pollastro, and John and Carmen Pollastro, (Incorporated by reference to Exhibit 10.25 of Bristol's Form 8-K dated December 31, 1996, filed on January 15, 1997, File No. 000-21633).

         10.17 Loan and Security Agreement by and between Bristol, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated December 11, 1997.

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         10.18 First Amendment to the Loan and Security Agreement by and between Bristol, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated January 6, 1998.

         10.19 Second Amendment to the Loan and Security Agreement by and between Bristol, Cash Registers, Inc., Smyth Systems, Inc., Automated Retail Systems, Inc., and Coast Business Credit dated February 2, 1998.

         10.20 Promissory Notes and Security Agreements between Registry and Bristol (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 filed by Registry on February 14, 2001).

         10.21 Employment Agreement with David Kaye (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 filed by Registry on February 14, 2001).

         21*      List of Subsidiaries of Bristol.


(b) REPORTS ON FORM 8-K.

During the fourth quarter of the year covered by this report, Bristol filed a Current Report on Form 8-K, announcing the merger agreement with Registry Magic Incorporated. This report was filed on November 21, 2000.

Subsequent to the period covered by this report, Bristol filed a current report on Form 8-K, announcing the resignation of Mr. David Kaye as an officer and director of the Company, effective April 16, 2001. This report was filed on April 25, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bristol Retail Solutions, Inc. (Registrant)

                                    By:      /S/ Lawrence Cohen
                                    ---      ------------------
                                             Lawrence Cohen
                                             Chairman of Board and Director

                                    Date:    May 4, 2001
                                    -----    -----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


      SIGNATURE                TITLE                                            DATE
      ---------                -----                                            ----

/S/ Lawrence Cohen             Chairman of Board and Director                   May 4, 2001
-------------------------      (Principal Executive Officer)
Lawrence Cohen


/S/ William Kerechek           Chief Financial Officer                          May 4, 2001
-------------------------      (Principal Accounting and Financial Officer)
William Kerechek


/S/ Bryan Steffen              Director                                         May 4, 2001
-------------------------
Bryan Steffen


/S/ Peter Stranger             Director                                         May 4, 2001
-------------------------
Peter Stranger


                   Index to Consolidated Financial Statements
                         Bristol Retail Solutions, Inc.



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants -  BDO Seidman,
    LLP ................................................................      36


Independent Auditors' Report -  Deloitte & Touche
    LLP ................................................................      37

Consolidated Balance Sheets
    as of December 31, 2000 and 1999 ...................................      38

Consolidated Statements of Operations
    for the years ended December 31, 2000, 1999,  and 1998 .............      39

Consolidated Statement of Stockholders' Equity  (Deficit)
    for the years ended December 31, 2000,1999, and 1998 ...............      40

Consolidated Statements of Cash Flows
    for the years ended December 31, 2000, 1999,  and 1998 .............      42


Notes to Consolidated Financial Statements .............................      43

Financial Statement Schedule
    Valuation and Qualifying Accounts and Reserves .....................      66

Consent of Independent Certified Public Accountants - BDO Seidman, LLP..      69

Independent Auditors' Consent - Deloitte & Touche LLP...................      70

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Bristol Retail Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Bristol Retail Solutions, Inc. and subsidiaries (the Company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristol Retail Solutions, Inc. and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring net operating losses and has a tangible net worth and capital deficiency. Further the Company has been unable to raise adequate capital to fulfill its bank loan agreements and its obligations to its trade creditors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Seattle, Washington
March 30, 2001

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Bristol Retail Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Bristol Retail Solutions, Inc. and subsidiaries (the Company) as of December 31, 1999 and the related consolidated statements of operations , stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol Retail Solutions, Inc. and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

We have not audited any financial statements of the Company for any period subsequent to December 31, 1999, nor have we performed a review of interim financial statements for any periods ended subsequent to March 31, 2000 in conformity with the standards set forth by the American Institute of Certified Public Accountants. However, as discussed in Note 2 to the financial statements, during the unaudited nine month period ended September 30, 2000, the Company incurred substantial net losses and negative cash flows from operations and, as of September 30, 2000, had a working capital deficit of approximately $2.1 million. The Company has also entered into an Agreement and Plan of Merger with Registry Magic Incorporated (Registry), a Company also experiencing financial difficulties. Registry's independent auditors issued a report on Registry's financial statements for the year ended July 31, 2000, that included an explanatory paragraph referring to substantial doubt about that company's ability to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Costa Mesa, California
April 8, 2000 (except for Note 2 as to which the date is February 13, 2001)

                                       BRISTOL RETAIL SOLUTIONS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                                                    December 31,       December 31,
                                                                                            2000               1999
                                                                                    -------------      -------------
Current assets:
    Cash and cash equivalents                                                       $    477,509       $    332,959
    Accounts receivable, net of allowance for doubtful accounts of $600,061
       and $286,497                                                                    2,964,796          5,378,202
    Inventories, net                                                                   3,480,693          3,853,041
    Prepaid expenses and other current assets                                            277,687            395,767
    Current portion of note receivable                                                   144,172             82,331
                                                                                    -------------      -------------
Total current assets                                                                   7,344,857         10,042,300
    Property and equipment, net                                                          425,707            596,781
    Intangible assets, net of accumulated amortization of $1,085,431
      and $808,790                                                                     3,995,569          4,272,210
    Note receivable;less current portion                                                  16,029            116,898
    Other assets                                                                         128,651            192,611
                                                                                    -------------      -------------
Total assets                                                                        $ 11,910,813       $ 15,220,800
                                                                                    =============      =============

                   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
    Short-term borrowings                                                           $  2,350,655       $  3,351,434
    Accounts payable                                                                   4,263,890          2,506,322
    Accrued salaries, wages and related benefits                                         694,383            643,761
    Accrued expenses                                                                     256,673            587,322
    Deferred service revenue                                                           1,618,055          1,327,066
    Customer advances                                                                    599,191            652,348
    Current portion of note payable to related party                                     850,000             15,577
    Current portion of long-term debt                                                    210,975             10,293
    Redeemable Warrants associated with Series C Redeemable Preferred Stock              216,750                  0
    Current portion of capital lease obligations                                          53,893             44,205
                                                                                    -------------      -------------
Total current liabilities                                                             11,114,465          9,138,328

    Long term debt, less current portion                                                       0             66,667
    Capital lease obligation,  less current portion                                       72,407             57,586
    Other long-term liabilities                                                                0             67,557
                                                                                    -------------      -------------
Total liabilities                                                                     11,186,872          9,330,138
Commitments and contingencies (Note 9)
Series C Redeemable Preferred Stock; $.001 par value, 4,000,000 shares authorized;     1,000,000
     500,000 shares issued and outstanding
 Stockholders' equity (deficit):
    Series B Preferred Stock; $1.00 par value; 1,000,000 shares authorized;
     500,000 shares issued; 25,000 and 400,000 shares outstanding                         25,000            400,000
   Common stock, $.001 par value: 20,000,000 shares authorized; 8,376,968 and
      6,968,282 shares issued ;  8,371,968 and 6,968,282  shares outstanding               8,377              6,968
    Additional paid-in-capital                                                        13,759,898         13,259,222
    Accumulated deficit                                                              (14,044,709)        (7,750,903)
                                                                                    -------------      -------------
                                                                                        (251,434)         5,915,287
Treasury stock, 5,000 shares, at cost                                                    (24,625)           (24,625)
                                                                                    -------------      -------------
Total stockholders' equity (deficit)                                                    (276,059)         5,890,662
                                                                                    -------------      -------------
Total liabilities, redeemable preferred stock and stockholders' equity (defict)     $ 11,910,813       $ 15,220,800
                                                                                    =============      =============
See accompanying notes to consolidated financial statements.


                                        BRISTOL RETAIL SOLUTIONS, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             For the year ended December 31,
                                                                             -------------------------------
                                                                         2000              1999              1998
                                                                    ---------------------------------------------------
Revenue:
System sales and installation                                       $ 14,572,931       $ 24,379,761       $ 20,784,514
Service and supplies sales                                             8,292,912         12,321,291         11,412,194
                                                                    -------------      -------------      -------------
Total revenue                                                         22,865,843         36,701,052         32,196,708
                                                                    -------------      -------------      -------------
Cost of revenue:
System sales and installation                                         13,386,880         16,451,892         13,792,274
Service and supplies sales                                             5,539,485          9,072,205          8,250,884
                                                                    -------------      -------------      -------------
Total cost of revenue                                                 18,926,365         25,524,097         22,043,158
                                                                    -------------      -------------      -------------

Gross margin                                                           3,939,478         11,176,955         10,153,550
                                                                    -------------      -------------      -------------
Operating expenses:
           Selling, general and administrative expenses                8,786,566         11,524,396         11,228,011
           Research and development costs                                      -            619,207            738,508
           Loss on sale of certain Cash Registers, Inc. assets           538,261                  -                  -
                                                                    -------------      -------------      -------------
Total operating expenses                                               9,324,827         12,143,603         11,966,519
                                                                    -------------      -------------      -------------

Operating loss                                                        (5,385,349)          (966,648)        (1,812,969)

Gain on sale of Smyth Imager assets                                      162,662          1,171,373                  -
Other income (expense), net                                             (587,693)          (557,750)           100,540
                                                                    -------------      -------------      -------------

Loss before income taxes                                              (5,810,380)          (353,025)        (1,712,429)
Provision for income tax                                                  (2,400)            (9,259)           (19,349)
                                                                    -------------      -------------      -------------

Net loss                                                            $ (5,812,780)      $   (362,284)      $ (1,731,778)
                                                                    =============      =============      =============

Net loss                                                            $ (5,812,780)      $   (362,284)      $ (1,731,778)

Preferred stock accretion and dividends                                 (697,776)           (78,440)          (493,085)
                                                                    -------------      -------------      -------------

Net loss applicable to common stockholders                          $ (6,510,556)      $   (440,724)      $ (2,224,863)
                                                                    =============      =============      =============

Basic and diluted net loss to common stockholders per share         $      (0.88)      $      (0.06)      $      (0.38)
                                                                    =============      =============      =============
Basic and diluted weighted average common shares outstanding           7,432,030          6,951,505          5,826,839
                                                                    =============      =============      =============
See accompanying notes to consolidated financial statements.


                                             BRISTOL RETAIL SOLUTIONS, INC.

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               PREFERRED STOCK                COMMON STOCK             ADDITIONAL
                                                        -----------------------------   ----------------------------     PAID-IN
                                                           SHARES          AMOUNT          SHARES         AMOUNT         CAPITAL
                                                        -------------   -------------   -------------  -------------  --------------
Balance at December 31, 1997                                       -    $          -       5,548,510    $      5,548  $  11,287,695

Issuance of shares under Employee Stock plan                       -               -          20,392             21          52,438

Issuance of Preferred Stock                                   10,000              10               -              -         758,074

Preferred stock accretion                                          -               -               -              -         241,916

Imputed dividend on Preferred Stock                                -               -               -              -         227,589

Issuance of warrants to brokers                                    -               -               -              -          69,500

Issuance of warrants to lender                                     -               -               -              -          38,595

Conversion of Preferred Stock                                (10,000)            (10)      1,162,348          1,162            (492)

Issuance of shares in connection with acquisition                  -               -         183,276            183         499,817

Stock dividend-Preferred Stock                                     -               -           5,993              6          10,078

Cash dividends-Preferred Stock                                     -               -               -              -               -

Net loss                                                           -               -               -              -               -
                                                        -------------   -------------   -------------  -------------  --------------

Balance at December 31, 1998                                       -               -       6,920,519          6,920      13,185,210

Issuance of shares under Employee Stock plan                       -               -          47,763             48          21,512

Issuance of Series B Preferred Stock                         500,000         447,500               -              -               -

Issuance of warrant                                                -               -               -              -          52,500

Preferred stock accretion                                          -          52,500               -              -               -

Redemption of Preferred Stock                               (100,000)       (100,000)              -              -               -

Dividend-Preferred Stock                                           -               -               -              -               -

Net loss                                                           -               -               -              -               -
                                                        -------------   -------------   -------------  -------------  --------------

Balance at December 31, 1999                                 400,000         400,000       6,968,282          6,968      13,259,222

Issuance of shares under Employee Stock plan                       -               -           8,686              9           2,076

Issuance of Common Shares                                          -               -       1,250,000          1,250         498,750

Issuance of shares in connection with Preferred Stock              -               -         150,000            150            (150)

Preferred stock accretion                                          -               -               -              -               -

Issuance Costs Series C Redeemable Preferred Stock                                                                          216,750

Accretion Series C Redeemable Preferred Stock                                                                              (216,750)

Redemption of Preferred Stock                               (375,000)       (375,000)              -              -               -

Dividend - Preferred Stock                                         -               -               -              -               -

Net loss                                                           -               -               -              -               -
                                                        -------------   -------------   -------------  -------------  --------------

Balance at December 31, 2000                                  25,000    $     25,000       8,376,968   $      8,377   $  13,759,898
                                                        =============   =============   =============  =============  ==============

See accompanying notes to consolidated financial statements.


                                             BRISTOL RETAIL SOLUTIONS, INC.

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 TREASURY STOCK
                                                        ACCUMULATED             --------------
                                                          DEFICIT         SHARES          AMOUNT           TOTAL
                                                        -------------   -------------   -------------   -------------
Balance at December 31, 1997                            $ (5,075,232)         (5,000)   $    (24,625)   $  6,193,386

Issuance of shares under Employee Stock plan                       -               -               -          52,459

Issuance of Preferred Stock                                        -               -               -         758,084

Preferred stock accretion                                   (241,916)              -               -               -

Imputed dividend on Preferred Stock                         (227,589)              -               -               -

Issuance of warrants to brokers                                    -               -               -          69,500

Issuance of warrants to lender                                     -               -               -          38,595

Conversion of Preferred Stock                                      -               -               -             660

Issuance of shares in connection with acquisition                  -               -               -         500,000

Stock dividend-Preferred Stock                               (10,084)              -               -               -

Cash dividends-Preferred Stock                               (23,580)              -               -         (23,580)

Net loss                                                  (1,731,778)              -               -      (1,731,778)
                                                        -------------   -------------   -------------   -------------
Balance at December 31, 1998                              (7,310,179)         (5,000)        (24,625)      5,857,326
Issuance of shares under Employee Stock plan                       -               -               -          21,560

Issuance of Series B Preferred Stock                               -               -               -         447,500

Issuance of warrant                                                -               -               -          52,500

Preferred stock accretion                                    (52,500)              -               -               -

Redemption of Preferred Stock                                      -               -               -        (100,000)

Dividend-Preferred Stock                                     (25,940)              -               -         (25,940)

Net loss                                                    (362,284)              -               -        (362,284)
                                                        -------------   -------------   -------------   -------------
Balance at December 31, 1999                              (7,750,903)         (5,000)        (24,625)      5,890,662

Issuance of shares under Employee Stock plan                       -               -               -           2,085

Issuance of Common Shares                                          -               -               -         500,000

Issuance of shares in connection with Preferred Stock              -               -               -               -

Preferred stock accretion                                   (354,056)              -               -        (354,056)

Issuance Costs Series C Redeemable Preferred Stock                                                           216,750

Accretion Series C Redeemable Preferred Stock                                                               (216,750)

Redemption of Preferred Stock                                      -               -               -        (375,000)

Dividend - Preferred Stock                                  (126,970)              -               -        (126,970)

Net loss                                                  (5,812,780)              -               -      (5,812,780)
                                                        -------------   -------------   -------------   -------------
Balance at December 31, 2000                            $(14,044,709)         (5,000)   $    (24,625)   $   (276,059)
                                                        =============   =============   =============   =============

See accompanying notes to consolidated financial statements.


                                        BRISTOL RETAIL SOLUTIONS, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          For the year ended December31,
                                                                                          ------------------------------
                                                                                     2000                  1999          1998
                                                                                ----------------------------------------------------
Cash flows from operating activities:
Net loss                                                                           $(5,812,780)     $  (362,284)     $(1,731,778)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                      199,078          297,893          283,566
     Amortization                                                                      276,641          583,334          559,389
     Provision for doubtful accounts                                                   537,117           58,000          245,952
     Provision for excess and obsolete inventories                                      46,103                -           40,000
     Gain on sale of Smyth Imager assets                                              (162,662)      (1,171,373)               -
     Loss on sale of certain  assets                                                   538,261                -                -
     Changes in operating assets and liabilities, net of effect of acquisitions and  business dispositions
       Accounts receivable                                                           1,876,289       (1,442,569)      (2,244,609)
       Inventories                                                                    (369,472)         748,186         (554,197)
       Prepaid expenses and other assets                                               221,068          (75,252)        (268,212)
       Accounts payable                                                              1,965,083       (1,379,493)       1,610,000
       Other accrued expenses                                                         (265,496)        (300,153)           5,801
       Deferred service revenue                                                        407,634          232,546           99,623
       Customer advances                                                               (53,157)          80,243          127,176
       Other long-term liabilities                                                     (67,557)         (36,197)          36,756
                                                                                ----------------------------------------------------
Net cash used in operating activities:                                                (663,850)      (2,767,119)      (1,790,533)

Cash flows from investing activities:
Proceeds from Sale of Smyth Imager, net                                                      -        2,607,609                -
Cash paid for acquisitions, net of cash acquired                                             -          (10,000)        (562,305)
Receivables from rescinded acquisition                                                       -           84,956           97,335
Disposal of property and equipment                                                       4,602                -                -
Purchases of property and equipment                                                    (47,370)        (137,406)        (137,768)
                                                                                ----------------------------------------------------
Net cash provided by (used in) investing activities                                    (42,768)       2,545,159         (602,738)

Cash flows from financing activities:
Repayment of capital lease obligations                                                 (20,330)         (56,729)         (39,105)
Issuance (repayment) of note payable to related party                                  834,423          (54,423)          70,000
Net borrowings (repayment) on line of credit                                        (1,000,779)         121,168        1,353,845
Issuance (repayment) of long-term debt                                                 134,015          (22,892)         (51,148)
Issuance of preferred stock, net of offering costs                                     862,694          500,000          827,574
Redemption of preferred stock                                                         (375,000)        (100,000)               -
Payment of cash dividends-preferred stock                                              (85,940)               -          (23,580)
Issuance (repurchase) of common stock                                                  502,085           21,560           52,459
                                                                                ----------------------------------------------------
Net cash provided by financing activities                                              851,168          408,684        2,190,045

Net increase (decrease) in cash and cash equivalents                                   144,550          186,724         (203,226)
Cash and cash equivalents at beginning of year                                         332,959          146,235          349,461
                                                                                ----------------------------------------------------
Cash and cash equivalents at end of year                                           $   477,509      $   332,959      $   146,235
                                                                                ====================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                             $   597,877      $   539,035      $   330,830
Cash paid for income taxes                                                                   -            9,259           21,089

Supplemental disclosure of non-cash investing and financing activities:
   Capital lease obligations                                                            44,839           45,860          203,823
   Inventory received                                                                        -                -          250,000
   Transfer of prepaid license fee                                                           -           12,750                -

See accompanying notes to consolidated financial statements.

                         BRISTOL RETAIL SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

         Bristol Retail Solutions, Inc and subsidiaries (the Company, formerly Bristol Technology Systems, Inc.) was incorporated on April 3, 1996 in the State of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. As of December 31, 2000, the Company has completed seven acquisitions. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service agreements. Sales and service operations are located in various states throughout the western and mid-western United States.

Basis of Presentation

         The accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America include the accounts of Bristol Retail Solutions, Inc. and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Retail Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc., (PCR); and Quality Business Machines (QBM) from the dates of acquisition. All inter-company accounts and transactions have been eliminated in consolidation.

         The Company's acquisitions were accounted for in the Company's consolidated financial statements as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase prices were allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $644,000 to excess of cost over net assets acquired in 1998. The results of the acquisitions are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. Accordingly, the financial statements for the period subsequent to the acquisitions are not comparable to the financial statements for the periods prior to the acquisitions (see Note 3, Acquisitions).

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

Intangible Assets

         Intangible assets consist primarily of goodwill which represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives of 15 years and 20 years..

Long-Lived Assets

         The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred by assessing their net realizable values based on estimated cash flows over their remaining useful lives. Based on its most recent analysis, the Company believes that no impairment exists at December 31, 2000.

Customer Advances

         Customer advances represent deposits made in advance of equipment installation and are applied against invoices when revenue is recorded.

Revenue Recognition

         The Company recognizes revenue for systems sales upon shipment and completed installation at which time there are no other significant vendor obligations. Hardware sales are recognized as revenue upon shipment as there are no other significant vendor obligations. Training and other services are recognized as revenue when such items are delivered. Revenue from maintenance contracts is recognized ratably over the term of the agreement.

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

Software Development Costs

         As a systems integrator, the Company provides its customers with turnkey software solutions including proprietary software products exclusively for application to retail operations. Purchased software, which generally has alternative future uses, is included in other assets and amortized, using the straight-line method, over the estimated economic life of the software of three to five years. Unamortized purchased software costs at December 31, 2000 and 1999 and related amortization expense for the years then ended were not material.

         The costs of internal development of proprietary software are expensed as research and development costs until technological feasibility is established, pursuant to accounting principles generally accepted in the United States of America. The rights to all capitalized internally developed software were sold in connection with the sale of Smyth Imager, See Note 4. For the year ended December 31, 1998, the Company had $375,768 of capitalized internal software development costs. Commencing upon initial product release, those costs were amortized using the straight-line method over the estimated useful life of three years. For the years ended December 31, 2000 and 1999, the Company recorded $7,247 and $135,480, respectively, of amortization of capitalized software costs. Amortization of capitalized costs is included in cost of revenues in the accompanying consolidated statement of operations.

Company Life Insurance

         The Company's wholly owned subsidiaries purchased life insurance policies on the lives of certain key employees. The Company pays all premiums. For the year ended December 31, 1998, included in other income, is life insurance benefits of $504,000.

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

Basic and Diluted Per Share Information

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


BASIC AND DILUTED LOSS PER SHARE                           Net Loss           Wt Shares          Per-Share
                                                          (Numerator)       (Denominator)         Amount
                                                     ------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Net loss                                             $   (5,812,780)
Accretion related to Preferred Stock                       (570,806)
Cumulative dividends for Preferred Stock                   (126,970)
                                                     ---------------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE          $   (6,510,556)         7,432,030           $ (0.88)

Effect of Dilutive Securities                                     -                  -                 -
                                                     ----------------------------------------------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE        $   (6,510,556)         7,432,030           $ (0.88)
                                                     ====================================================

FOR THE YEAR ENDED DECEMBER 31, 1999
Net loss                                             $     (362,284)
Accretion related to  Preferred Stock                       (52,500)
Cumulative dividends for  Preferred Stock                   (25,940)
                                                     ---------------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE          $     (440,724)         6,951,505          $  (0.06)

Effect of Dilutive Securities                                     -                  -                 -
                                                     ----------------------------------------------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE        $     (440,724)         6,951,505          $  (0.06)
                                                     ====================================================
FOR THE YEAR ENDED DECEMBER 31, 1998
Net loss                                             $   (1,731,778)
Accretion related to  Preferred Stock                      (241,916)
Imputed dividends for  Preferred Stock                     (227,589)
Cumulative dividends for  Preferred Stock                   (23,580)
                                                     ---------------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE          $   (2,224,863)         5,826,839          $  (0.38)

Effect of Dilutive Securities                                     -                  -                 -
                                                     ----------------------------------------------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE        $   (2,224,863)         5,826,839          $  (0.38)
                                                     ====================================================

         Basic and diluted loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options to purchase 3,365,900 shares of common stock at prices ranging from $0.188 to $3.188 per share and warrants to purchase 1,733,791 shares of common stock at prices ranging from $.01 to $6.00 per share, were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended December 31, 2000.

         Common stock equivalents, which consist of stock options to purchase 3,430,000 shares of common stock at prices ranging from $0. 1875 to $3.188 per share and warrants to purchase 1,256,312 shares of common stock at prices ranging from $1.00 to $8.70 per share, were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended December 31, 1999.

         Common stock equivalents, which consist of stock options to purchase 1,539,000 shares of common stock at prices ranging from $.91 to $3.188 per share and warrants to purchase 1,106,312 shares of common stock at prices ranging from $3.26 to $8.70 per share, were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended December 31, 1998.

Comprehensive Operations

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. As of December 31, 2000, 1999, and 1998, there is no difference between net loss and comprehensive loss.

Segment Disclosures

         In 1998, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for reporting information about operating segments and related disclosures about products, geographies and major customers. As the Company operates in one product line and geographic region, the Company determined that there are no separate segment disclosures necessary at December 31, 2000, 1999, and 1998.

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133", which delayed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". FAS No. 138 amends FAS No. 133 and will be adopted concurrently with FAS No. 133. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 as amended by FAS No. 138 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company believes that the cumulative effect of adoption would not be material to the Consolidated Financial Statements.

         Effective January 1, 2000, the Company's accounting policies were reviewed for compliance with the guidelines provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company recognizes revenue for systems sales upon shipment and completed installation at which time there are no other significant vendor obligations. Hardware sales are recognized as revenue upon shipment and passage of title as there are no other significant vendor obligations. Training and other services are recognized as revenue when such items are delivered. Revenue from maintenance contracts is recognized ratably over the term of the agreement.

         In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". Under the provisions of EITF 00-10, amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. EITF 00-10 also requires the disclosure of the income statement classification of any shipping and handling costs. The Company was in compliance with EITF 00-10 for the year ended December 31, 2000. The adoption resulted in no impact on the classification of revenue for the Company and had no impact on the determination of net income.

         In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the EITF reached a consensus onIssue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which are not revised to comply with the requirements of EITF 00-19 by December 31, 2000, will require reclassification out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. This reclassification will remain until the contracts are revised to comply with EITF 00-19 through June 30, 2001. The Company believes that the equity derivative contracts that may remain outstanding at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 and does not anticipate that such adoption will have a material impact on the consolidated financial statements.

         In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective April 1, 2001, for the Company. The Company is currently evaluating the impact of this new guidance.

         In March 2000, the FASB issued interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN 44). The interpretation is intended to clarify certain problems that have arisen in practice since issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial statements. .

Reclassifications

         Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.       GOING CONCERN

         The Company has experienced recurring net operating losses and has a tangible net worth and capital deficiency. Further, the Company has been unable to raise adequate capital to fulfill its bank loan agreements and its obligations to its trade creditors. During the unaudited nine month period ended September 30, 2000, the Company incurred losses applicable to common stockholders on an unaudited basis of approximately $4.4 million and negative cash flows from operations and at September 30, 2000 had a working capital deficit of approximately $2.1 million. For the year ended December 31, 2000, the Company incurred losses applicable to common stockholders of approximately $6.5 million and had a working capital deficit of approximately $3.8 million. The Company also has borrowed $1,910,000 from Registry Magic Incorporated (Registry) through April 2001, to fund current operations and is contemplating a merger with Registry. Registry is also experiencing financial difficulties and Registry's independent auditors issued a report on its July 31, 2000 financial statements that included an explanatory paragraph referring to substantial doubt about Registry's ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes by effectively consolidating technical operations, converting remote field office to support of sales only, incorporating a new incentive based salesman compensation package and the completion of the consolidation of financial services support will result in an significant reduction in annual operating expenses and improve financial results while maintaining required customer support and service levels. In addition sales increases are anticipated from the deployment of new technology and software being developed by Registry. (See Note 16). Management intends to continue to seek additional debt and equity financing and to refinance the Company's existing line of credit so that adequate cash flows are available until the Company achieves profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.       ACQUISITIONS

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


4.       SALE OF CERTAIN ASSETS

         On August 24 and 31, 2000, the Company sold certain assets of its London, KY and Canton OH offices associated with its Cash Registers, Inc. division. The assets consisted primarily of inventories totaling $695,700 and fixed assets net of depreciation totaling $59,600. The liabilities transferred included deferred maintenance contracts valued at $116,600, and other liabilities totaling $100,500. The Company recorded a loss of $538,261 related to this transaction.

         On November 24, 1999, the Company sold certain assets and certain associated obligations of its Smyth Imager Division to PHX-2000 LLC (Buyer). Pursuant to the Asset Purchase Agreement (the Agreement) between the Company and Buyer, the Buyer paid cash of $2,800,000. The assets included accounts receivable of $1,532,405, inventory of $80,435, fixed assets of $142,340, capitalized software of $372,175 and other assets of $57,789. The liabilities assumed by the Buyer included $753,043 of deferred maintenance contracts with existing customers. The Company used the proceeds of this transaction to pay certain existing liabilities and $2,021,855 was forwarded to the Company's lender to reduce its obligations under its existing credit line. After recording broker and legal fees, a $1,171,373 gain was recognized and is recorded as the gain on sale in the Consolidated Statement of Operations.

         With respect to certain identified accounts receivable, the Buyer will pay to the Company, when and if received, 80% of any net proceeds. Net proceeds shall be an amount equal to (i) the amount collected with respect to any receivables, less (ii) the direct external cost of collecting on the accounts, including, but not limited to, collection agency fees, attorneys' fees, court costs and other expenses associated with the collection procedure. As of December 31, 2000 and 1999, there was no receivable recorded on the balance sheet and there have been no collections. The Company does not expect significant collections from this provision in the agreement.

         In connection with the agreement, the Company agreed that for a period of five years from the closing date, neither the Company nor any affiliate of the Company (other than individuals) would engage in the business of systems and software associated with golf course operations.

5.       CONCENTRATIONS

         The Company sells its products primarily to quick service and table service restaurants, grocery stores and other retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have historically been minimal and such losses have been within management's expectations.

         For the years ended December 31, 2000, 1999 and 1998, there was no customer that accounted for more than 10% of consolidated net revenue. The Company purchases its hardware primarily from three main vendors. Sales of products from these vendors accounted for 39%, 33% and 27% of consolidated net revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

6.       INVENTORIES

         Inventories consist primarily of POS terminals, peripherals, paper and other supplies for resale to customers, as well as items to support maintenance contracts. Inventories held by revenue type were as follows:

                                                              December 31,
                                                           2000             1999
                                                           ----             ----
Systems and installation inventories                 $2,623,566       $2,756,973
Services and supplies inventories                    $  857,127       $1,096,068
                                                     ----------       ----------
                                                     $3,480,693       $3,853,041
                                                     ----------       ----------

         Included in services and supplies inventories at December 31, 2000 and 1999 is approximately $370,862 and $486,797, respectively, of used or refurbished parts and components which the Company has on hand to fulfill maintenance contract requirements. Due to the nature of the systems installed and the longevity of the systems in general, service may be provided for several years after sale, causing much of the refurbished inventories on hand to be composed of older items. For the years ended December 31, 2000 and 1999, the Company recorded reserves for excess and obsolete inventories aggregating $73,829 and $52,500, respectively.

7.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                             December 31,
                                                            2000           1999
                                                            ----           ----
Furniture and equipment                              $   479,862    $   742,599
Automobiles                                              212,672        234,788
Leasehold improvements                                   110,002        107,066
                                                     ------------   ------------
                                                         802,536      1,084,453
Less accumulated depreciation and amortization          (376,829)      (487,672)
                                                     ------------   ------------
Property and equipment, net                          $   425,707    $   596,781
                                                     ============   ============

8.       SHORT-TERM BORROWINGS

         On December 17, 1997, the Company entered into a line of credit that provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; matures December 31, 2000 (subsequently extended to May 31, 2001); and is collateralized by the Company's accounts receivable and inventory. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants that, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. Some of the significant transactions include: (i) acquiring or selling any assets over $50,000 excluding purchases of dealers; (ii) selling or transferring any collateral except for finished inventory in the ordinary course of business;
(iii) selling inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (iv) incurring any debts, outside the ordinary course of business, which would have a material adverse effect; (v) guaranteeing or otherwise become liable with respect to obligations of another party or entity;
(vi) paying or declaring any dividend (except for dividends payable solely in stock) or (vii) making any changes in the Company's capital structure that would have a material adverse effect upon the Company's business, results of operations or financial condition. The Company obtained waivers from the lender on the dividends issued on its preferred stock and on the sale of its Smyth Imager Division, See Note 4. The Company had outstanding borrowings under this line of credit included in short term borrowings of $2,215,655 and $3,256,434 bearing interest at 10.68% and 10.25% at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company was in compliance with the covenants on the line of credit and approximately $119,715 of eligible collateral was available for the Company to borrow under the credit facilities.

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities, equipment and vehicles under non-cancelable capital leases and operating lease arrangements expiring in various years through 2008. Certain of the operating leases may be renewed for periods ranging from one to three years.

         Future annual minimum lease payments for non-cancelable capital and operating leases at December 31, 2000 were:

                                                   Capital        Operating
                                                   Leases           Leases
                                                   ------           ------
2001                                             $   61,111      $  759,061
2002                                                 46,598         668,502
2003                                                 37,009         606,416
2004                                                  8,902         312,263
2005                                                  1,910         155,565
Thereafter                                               --         359,635
                                                 -----------     -----------
Total minimum lease payments                        155,530      $2,861,442
Less amounts representing interest                  (29,230)     ===========
                                                 -----------
Present value of minimum lease payments             126,300
Current portion                                     (53,893)
                                                 -----------
Long-term capital lease obligations              $   72,407
                                                 ===========

         Total rent expense under these operating leases was $937,587 for the year ended December 31, 2000 of which $70,321 was paid to the former owner of CRI, $150,633 to an former officer of ARS and $95,382 paid to an former officer of QBM. Total rent expense under these operating leases was $1,043,499 for the year ended December 31, 1999, of which $86,380 was paid to a former owner of CRI, $180,760 to an officer of ARS and $114,642 paid to an officer of QBM. Rent expense for the year ended December 31, 1998 was $907,579, respectively, of which $80,274 was paid to the former owner of CRI and $180,760 was paid to an officer of ARS and $81,613 paid to an officer of QBM.

         The net book value of assets under capital leases at December 31, 2000 and 1999 was $91,178 and $103,932, respectively, and are included in property and equipment in the accompanying consolidated balance sheets.

         In connection with its move from its current location in London, Kentucky, CRI agreed in good faith to a new definitive lease regarding up to 12,000 square feet of office and warehouse space constructed by two officers and former owners of CRI. Terms of the lease are for 10 years and the rate is $6.00, $8.00, $10.00 and $11.00 per square foot for years one, two, three through eight and nine through ten, respectively. The Company has agreed to guarantee these lease payments. The Company believes that the terms of the contract are equivalent or more favorable than those that would be obtained under an arm's-length transaction. Rent expense is recognized on a straight-line basis. This lease, and all provisions therein, was cancelled in connection with the sale of the two offices.

         In connection with the merger of ARS into the Company on December 31, 1996, an amended lease agreement was executed with the former owners of ARS, certain of whom are now officers of ARS, for the office facility that ARS currently occupies. The amended lease is at a monthly rate of $15,063 and expires in December 2003.

Employment Agreements

         The Company has employment agreements with certain officers and employees, the terms of which expire at various times through 2002 and provide for minimum salary levels. In addition, certain officers of the acquired companies receive a portion of the acquired Company's pre-tax profits greater than the amount defined in the officer's employment agreement. At December 31, 2000 and 1999, no provision for bonus payments were made for these certain employment agreements due to the fact that that the acquired companies incurred pre-tax losses. The aggregate commitment for future salaries and the guaranteed bonus amounts was $875,000 and $2,316,467 at December 31, 2000 and 1999 excluding bonus amount contingent on achieving certain pre-tax profits. The Company believes payment of these contingent bonuses will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, the Company has entered into an employment contract with a former owner of a subsidiary, expiring in 2009, that provides for a minimum salary that is payable even in the event of termination for cause or upon death. The aggregate commitment for future salaries and guaranteed bonus amounts under this contract at December 31, 1999, as amended in March 1999, was $205,545, however, this contract provision was voided per the terms of the sale agreement of the London, KY office. At December 31, 1999, the Company had an accrual of $67,557 for future bonus payments under this contract, which has also been voided per the terms of the sale.

         The Company has an independent contractor agreement, with a former owner of a subsidiary, expiring in 2002. The commitment for future payments under this contract at December 31, 2000 and 1999, as amended in March 1999 was $104,519 and $188,135 respectively.

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

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. Underwriters for the Company's initial public offering were also named as defendants. The class action plaintiffs are Lincoln Adair, Antique Prints, Ltd., and Martha Seamons, on behalf of themselves and all others similarly situated. In addition to seeking to have themselves declared proper plaintiffs and having the case certified as a class action, plaintiffs were seeking unspecified monetary damages. The plaintiffs' complaint alleged claims under the federal securities laws for alleged misrepresentations and omissions in connection with sales of the Company's securities. On December 23, 1997, the Company filed a motion to dismiss the complaint, and on May 14, 1998, the court denied the Company's request. On May 3, 1999, the Company and the plaintiffs agreed to settle the class action complaint against the Company and a stipulation has been filed with the United States District Court, Southern District of New York (the Court). The Company has insurance that will cover the claim except for a deductible of $250,000 less attorney fees. To date, the Company has spent approximately $150,000 on legal fees and made a provision of $100,000 in the accompanying consolidated financial statements for the twelve months ended December 31, 1999. During the twelve months ended December 31, 2000, the company dispersed all $100,000 reducing the provision to $0. Currently, the settlement money from the insurance company is in a trust fund. Final disposition of funds to the plaintiffs will occur when the Company pays the money owed as agreed to per the settlement.

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

         On April 14, 1999, Richard H. Walker, former President and Chief Executive Officer of the Company, filed a complaint against the Company for breach of written contract related to Mr. Walker's employment agreement with the Company. Mr. Walker claimed that the Company owed Mr. Walker $1,500,000 in lost salary, employee benefits, paid vacation days, bonuses and lost stock options. On May 13, 1999, the Company filed a cross-complaint with the Superior Court of California against Richard H. Walker, individually and as Trustee of the Walker Family Trust and Paul Spindler, former Chairman of the Board and Executive Vice President of the Company for breach of fiduciary duty, mismanagement and waste of corporate assets, negligence, fraud, conspiracy and injunctive relief. The Company had requested to be awarded compensatory damages in excess of $1,000,000, exemplary damages, transfer of 710,477 shares of stock to the Company, court costs and reasonable attorney fees. On July 8, 1999, the Company entered into Settlement Agreements with Mr. Richard H. Walker and Mr. Paul Spindler. Mr. Lawrence Cohen, the Company's Chairman was also party to these Settlement Agreements with Msrs. Walker and Spindler. Under the terms of the separate Settlement Agreements, the parties dismissed the above pending actions. The parties exchanged general releases as part of the Settlement Agreements. Under the terms of the Settlement Agreement, as amended, with Paul Spindler and the Spindler Family Trust, the Company agreed to pay the compensation owing to Mr. Spindler under his previous Consulting Agreement with the Company in the amount of $40,000 no later than September 9, 1999 or prior thereto in the event the Company completed certain financing. The Spindler Family Trust has also agreed to sell to Larry Cohen and certain third parties 595,478 shares of common stock of the Company owned by the Trust for $83,367 at any time on or prior to September 9, 1999, in the event that certain financing occurs. On September 9, 1999, the Company and Paul Spindler amended the previous agreement to extend the previous agreement until December 9, 1999. The Company paid Paul Spindler one-half of the $40,000 consulting fee on September 9, 1999 and the remaining one-half on December 9, 1999. The shares related to the settlement were purchased by Larry Cohen and certain third parties and not by the Company on October 13, 1999. Under the Settlement Agreement with Richard Walker, the Walker Family Trust provided Mr. Cohen and certain third parties unrelated to the Company the right to purchase 710,477 shares of common stock of the Company for an aggregate consideration of $100,000. The 710,477 shares of common stock, previously owned by Richard Walker, were transferred to Larry Cohen and certain third parties, as approved by the Board of Directors, on September 30, 1999.

10.      STOCKHOLDERS' EQUITY

         Common Stock

         On April 11, 2000, the Company issued 8,686 shares of common stock to its employees under the 1997 Employee Stock Purchase Plan.

         On August 21, 2000, the Company issued 1,250,000 shares of common stock for $500,000 to an accredited investor.

         On November 21, 2000, the holder of the Series B Preferred Stock converted warrants for a total of 150,000 shares of common stock.

Preferred Stock

         On March 18, 1998, the Company entered into a definitive agreement for a private placement of shares of Series A Convertible Preferred Stock (the Preferred Stock). The investment commitment was up to $2,000,000 and was to be issued in three installments. The first installment of $1,000,000, consisting of 10,000 shares, funded on March 18, 1998. The second and third installments of up to $500,000 each were to close within thirty and ninety days, respectively, after the effective date of the Company's registration statement on Form S-3 (No. 333-50385), filed with the Securities and Exchange Commission on April 17, 1998, assuming that the various conditions set forth in the purchase agreement were met. The Securities and Exchange Commission declared the registration statement effective on August 14, 1998. The Company incurred penalty fees of $50,000 due to the registration statement not being declared effective within 90 days following the closing date, pursuant to paragraph 2 (b) of the Registration Rights Agreement. In January 2000, all authorized and unissued shares of Preferred Stock were cancelled. There are no additional shares of Preferred Stock that can be issued under the terms of this agreement.

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

         The Preferred Stock was recorded at fair value on the date of issuance less issue costs. At any time after the date of issuance of the Preferred Stock, the Company may redeem some or all of the outstanding Preferred Stock. The Company recorded accretion of $241,926 to increase the carrying value to the redemption value of $1,000,000. The Preferred Stock is convertible by the holders at any time into common stock at a conversion rate that is less than the fair value of the common stock. Accordingly, the Company recorded as imputed dividends the value of the beneficial conversion feature of $227,589.

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

         On April 15, 1999, the Company issued 500,000 shares of Series B Preferred Stock (the Series B) for $500,000 to an accredited investor. The holder of shares of Series B shall be entitled to receive semi-annually, commencing January 15, 2000 and each July 15 and January 15, thereafter, cumulative dividends, at the rate of twelve (12%) per annum of the original issue price of the Series B. The Series B is not convertible, has no voting rights, has a liquidation preference of $1.00 per share plus unpaid dividends and is redeemable at the option of the Company at any time. During the twelve months ended December 31, 2000, the company redeemed 375,000 shares of the Series B stock and recorded preferred dividends of $6,970. On September 10, 1999, the Company redeemed $100,000 of the Series B shares. The Company recorded cumulative preferred dividends of $25,940 as of December 31, 1999.

         The purchaser of the Series B received warrants to purchase 150,000 shares of the Company's common stock concurrently with the $500,000 investment. These warrants were valued by the Company at $52,500 using a Black-Scholes option pricing model and are exercisable at $1.00 per share and were charged against the carrying value of the Series B. The Company recorded accretion of $52,500 to increase the carrying value to the liquidation value of $1.00 per share. The holder of the Series B Preferred Stock converted the warrants and the Company issued 150,000 shares of common stock on November 21, 2000.

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

         The holder of the Series C Preferred Shares is entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $120,000 as of December 31, 2000.

         The purchaser received warrants to purchase 425,000 shares of common stock. These warrants were valued by the Company at $216,750, using a Black-Scholes option-pricing model. Pursuant to antidilutive terms of the agreement, the company issued warrants to purchase an additional 39,979 shares of common stock on August 21, 2000. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $354,056 to increase the carrying value to the redemption value of $1,000,000.

Warrants
         At December 31, 2000 the Company had an additional 814,979 warrants outstanding. Berthel the buyer of the Series C Preferred Shares received 425,000 of these warrants. These warrants were valued by the Company at $216,750, using a Black-Scholes option-pricing model. Pursuant to anti-dilutive terms of the agreement, the company issued warrants to purchase an additional 39,979 shares of common stock on August 21, 2000. On June 1, 2000 Jmann Capital Corporation and Bernard Musman received 300,000 and 50,000 respectively for their participation in raising additional funds. These warrants were valued by the Company at $228,117 using a Black Scholes option-pricing model.

         At December 31, 2000, 1999 and 1998, the Company had outstanding 718,750 Class A Redeemable Common Stock Purchase Warrants (Warrants) that entitle each holder to purchase one share of common stock for $6.00 during a five-year period commencing December 12, 1997. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain circumstances. Commencing February 12, 1998, the Warrants are redeemable by the Company at $.01 per Warrant upon thirty-days' prior written notice, provided the closing bid price of the common stock shall have been at least $10.00 per share for the twenty consecutive trading days ending on the third day prior to the date of the notice of redemption.

         At December 31, 1999 and 1998, the Company had outstanding 125,000 Underwriters' Stock Warrants that entitle the holders thereof to purchase up to 125,000 shares of common stock at $8.70 per share. In addition, the Company had 62,500 Underwriters' Warrants entitling the holders to purchase up to 62,500 Warrants at $.125 per Warrant. The Warrants underlying the Underwriters' Warrants entitle the holders to purchase up to 62,500 shares of common stock at $8.70 per share. Both the Underwriters' Stock Warrants and the Underwriters' Warrants are exercisable during a four-year period commencing November 12, 1996. The Underwriters' Stock Warrants and Underwriters' Warrants contain antidilution provisions providing for adjustment upon the occurrence of certain events. These warrants expired in November 2000.

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

         On April 11,2000, the Company issued 8,686 shares of common stock to its employees under the 1997 Employee Stock purchase Plan.

         During 1999 and 1998, the Company issued 47,763 and 20,392 shares, respectively, of common stock to its employees under the 1997 Employees Plan. On November 1, 1999, the Board of Directors suspended the 1997 Employee Stock Purchase Plan.

Equity Participation Plan

         The 1996 Equity Participation Plan of Bristol Retail Solutions, Inc. (the Stock Option Plan) was adopted by the Board of Directors and approved by the written consent of the majority of the stockholders on July 31, 1996. The Stock Option Plan provides for the grant of stock options, restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights to employees, consultants and affiliates. Options granted under the Stock Option Plan may be incentive stock options (ISOs) or non-statutory stock options (NSOs). ISOs may be granted only to employees and the exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date and the term of the options may not be more than ten years from the date of grant (110% of the fair market value and five years from the date of grant if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company). All other stock awards may be granted to employees, consultants, or affiliates. The exercise price of NSOs shall be determined by a committee appointed by the Board of Directors to administer the Stock Option Plan (the Committee) but shall not be less than the fair market value of a share of common stock on the grant date. The Committee shall determine the term of the NSOs.

         On April 3, 1998, the Board of Directors amended the Stock Option Plan to increase the number of shares authorized to 3,450,000 from 2,450,000 shares of common stock. The stockholders approved the increase on May 15, 1998. At December 31, 2000, options to purchase 3,365,900 shares of common stock were outstanding at exercise prices ranging from $0.1875 to $3.188 per share. All options vest at a rate of 25% per year commencing on the first anniversary of the grant date. On May 21, 2000, each of the independent directors was awarded 50,000 options that vest immediately from the date of grant.

         On February 27, 1998 and July 21, 1999, each of the independent directors was awarded 30,000 and 50,000 of options respectively, that vest immediately from the date of grant. No other stock-based awards have been offered under the Stock Option Plan.

         On May 20, 1997, 50,000 options to purchase common stock were granted to non-employees and were accounted for at their fair value in accordance with SFAS No. 123. The remaining options were issued to employees and were accounted for in accordance with APB No. 25. SFAS No. 123 requires the calculation of pro forma information regarding net loss and net loss per share as if SFAS No. 123 had been adopted for options issued to employees.

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

         In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000, 1999, and 1998: risk-free interest rates of ranging 4.6% to 6.5%, dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 118% in 2000 and 80% in 1999 and 1998; and a weighted-average expected life of the options of five years. Pro forma compensation costs of shares issued under the Employee Qualified Stock Purchase Plan is measured based on the discount from market value on the date of purchase in accordance with SFAS No. 123.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                          Years Ended December 31,
                                                                 2000                1999                    1998
                                                                 ----                ----                    ----
Reported net loss applicable to common stockholders       ($6,510,556)          ($440,724)            ($2,224,863)

Pro forma net loss                                        ($6,635,298)          ($385,479)            ($2,399,602)
Reported basic and diluted net loss per share                  ($0.88)             ($0.06)                 ($0.38)

Pro forma basic and diluted net loss per share                 ($0.89)             ($0.06)                 ($0.41)


Option activity under the Stock Option Plan is as follows:

                                                                         Weighted-Average
                                                   Number of Options       Exercise Price
                                                   -----------------       --------------
Outstanding - December 31, 1997                          1,405,000                 3.02

Granted-weighted-average fair value of  $1.94              489,850                 2.87

Forfeited                                                (355,850)                (2.77)
                                                        ----------

Outstanding - December 31, 1998                          1,539,000                 2.97

Granted-weighted-average fair value of  $0.28            2,650,000                 0.41

Forfeited                                                 (759,000)               (3.03)
                                                        ----------


Outstanding - December 31, 1999                          3,430,000                 0.98

Granted-weighted-average fair value of  $0..137          1,585,900                 0.57

Forfeited                                               (1,650,000)               (1.44)
                                                        ----------

Outstanding - December 31, 2000                          3,365,900                 0.60
                                                        ----------

Exercisable at end of period                             1,556,250                 0.81
                                                        ===========

         This table summarizes information concerning currently outstanding and exercisable options:


                                                               Weighted                   Weighted
                                           Weighted Average    Average                    Average
                             Number           Remaining        Exercise      Number       Exercise
Range of Exercise Price    Outstanding     Contractual Life     Price      Exercisable      Price
-----------------------    ------------    ----------------    --------    -----------    --------
$0.1875-$0.6875              3,110,900                9.08       $0.41      1,343,750       $0.46

$2.375-$2.875                  140,000                6.16       $2.88        118,750       $2.88

$3.125-$3.188                  115,000                7.08       $3.14         93,750       $3.15
                             ----------                                     ----------
$0.1875-$3.188               3,365,900                8.83       $0.60      1,556,250       $0.81
                             ==========                                     ==========

Shares Reserved for Future Issuance

         At December 31, 2000, 84,100 shares of common stock were reserved for future issuance in connection with the Company's incentive stock options and 1,733,791 shares in connection with outstanding warrants.

11.      INCOME TAXES

         Significant components of the provision for income taxes are as follows:

Current:                                2000            1999           1998
--------                                ----            ----           ----
    Federal                         $         -    $         -    $         -
    State                                 2,400          9,259         19,349
                                    ------------   ------------   ------------
Total current                             2,400          9,259         19,349

Deferred:
    Federal                          (1,920,041)        67,947       (675,040)
    State                              (464,474)        49,711       (209,697)
    Change in valuation allowance     2,384,515       (117,658)       884,737
                                    ------------   ------------   ------------
Total deferred                                -              -              -

Provision for income taxes          $     2,400    $     9,259    $    19,349
                                    ============   ============   ============

         Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             2000          1999
                                             ----          ----
  Deferred tax assets:
Net operating loss                      $ 4,297,329    $ 1,838,969
Inventories                                 106,582         99,964
Allowance for doubtful accounts             258,026        123,936
Deferred revenue                             47,909        121,060
Accrued compensation                         11,548         64,479
Other reserves and allowances                 4,070         74,406
                                        ------------   ------------
  Total deferred tax assets               4,725,464      2,322,814

  Deferred tax liabilities:
Tax over book depreciation                  (18,135)             -
                                        ------------   ------------

  Net deferred tax assets                 4,707,329      2,322,814

  Valuation allowance on net deferred
      tax assets                         (4,707,329)    (2,322,814)
                                        ------------   ------------

  Net deferred taxes                    $         -    $         -
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

         At December 31, 2000, the Company has federal net operating loss carry-forwards of $9,918,055 that begin to expire in the year 2016. Pursuant to
Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carry-forwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the

Company's ability to utilize net operating losses and credit carry-forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax provision is:

                                            2000                      1999                   1998
                                            ----                      ----                   ----
                                          Amount      Percent       Amount      Percent     Amount       Percent
                                          ------      -------       ------      -------     ------       -------
Tax at U.S. statutory rates           $(2,035,633)    (35.0%) $   (123,559)    (39.4%) $   (599,350)     (35.0%)

State income taxes                       (455,232)      (7.8%)      63,577       20.3%     (183,041)     (10.7%)
Nondeductible goodwill amortization        99,328        1.7%       97,379       31.0%       93,248        5.5%

Change in valuation allowance           2,384,515       41.0%     (117,658)     (37.5%)     884,737       51.7%
Officers' life insurance                    5,950        0.1%        6,096        1.9%     (184,924)     (10.8%)

Meals & entertainment                      56,843        1.0%       68,401       21.8%           --       --
Other                                     (53,371)      (1.0%)      15,023        4.8%        8,679        0.5%
                                      ------------     ------- -----------     -------  ------------     ------
                                      $     2,400        0.0%  $     9,259        2.9%  $    19,349        1.2%
                                      ============     ======= ===========     =======  ============     ======

12.      EMPLOYEE BENEFIT PLAN

         The Company, on December 1, 1998 consolidated the wholly owned subsidiaries Section 401(k) Employees' Savings Plans into the Bristol Profit Sharing Plan (the Plan). The Plan covers substantially all full-time employees who have worked for more than one year. Contributions are based on the profitability of the Company and are made at the sole discretion of the Company. The Company made no discretionary contributions for the years ended December 31, 2000 and 1999. There was $26,550 in discretionary contributions for the years ended December 31, 1998.

13.      RELATED PARTY TRANSACTIONS

         The Company had various transactions with related parties that were made in the normal course of business. A summary of these transactions is as follows:

                                                                     2000        1999        1998
                                                                     ----        ----        ----
Cash register purchases from R.S.M.G , which has an officer of
Smyth as an officer and member of its Board of Directors                                    588,814

Rent paid to a director of CRI                                       70,321      86,380      80,274

Rent paid to Pollastro Properties, Inc., owned by the former owner of ARS, currently an officer of the Company(resigned
December 2000)                                                      150,633     180,760     180,760
Rent paid to Schroeter, owned by former owner of QBM,
   currently an employee of QBM (retired June 2000)                  95,382     114,642      81,613

Auto leases paid to ARS Leasing Co, owned by an officer
    of the Company(resigned December 2000)                                -       4,071      12,234

Payments to PRS, owned by an officer of the Company
(resigned December 2000)                                             26,296      11,776

Payments on note payable Schroeter, an employee of QBM
retired June 2000.                                                   15,577      54,423


Facility lease transactions with related parties are further discussed in Note 9, Commitments and Contingencies.


14.      SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED):

                                                                      1st 00 (1)     2nd 00 (1)    3rd 00 (1)       4th 00
                                                                      ----------     ----------    ----------       ------
Total revenue                                                       $ 6,144,011    $ 6,318,958    $ 5,167,364    $ 5,235,510
Gross margin                                                          1,090,363        837,595      1,201,074        810,446
Operating loss                                                       (1,089,220)    (1,393,231)    (1,137,762)    (1,765,136)
Other income (expense)                                                 (130,772)      (102,349)       (92,732)      (261,840)
Gain on sale of assets                                                        -              -              -        162,662
Net loss                                                             (1,219,992)    (1,499,880)    (1,230,646)    (1,862,262)

Net loss applicable to common shareholders                          $(1,588,026)   $(1,532,872)   $(1,260,646)   $(2,129,012)

Basic and diluted loss to common shareholders per share             $     (0.23)   $     (0.22)   $     (0.17)   $     (0.26)

                                                                      1st 99 (1)       2nd 99         3rd 99         4th 99
                                                                      ----------       ------         ------         ------
Total revenue                                                       $ 8,101,259    $ 9,650,520    $ 9,753,567    $ 9,195,706
Gross margin                                                          2,232,239      2,855,743      2,692,318      3,396,655
Operating income (loss)                                                (381,254)       161,636         84,343       (831,373)
Other income (expense)                                                 (116,561)      (113,784)      (144,645)      (182,760)
Gain on sale of assets                                                        -              -              -      1,171,373
Net income (loss)                                                      (497,815)        44,902        (61,510)       152,139

Net income (loss) applicable to common shareholders                 $  (497,815)   $   (20,098)   $   (75,843)   $   153,032

Basic and diluted income (loss) to common shareholders per share    $     (0.07)   $     (0.00)   $     (0.01)   $      0.03


(1) Quarterly financial data has been amended from the information originally reported on Form 10 Q.

15.      SUPPLEMENTAL CASH FLOW

         The Company issued common stock and cash in connection with certain business combinations completed during the year ended December 31, 1998. The fair values of the assets acquired and the liabilities assumed at the date of the respective acquisition is presented as follows:

Supplemental disclosures of non-cash investing and financing activities:

                                                                    December 31,
Acquisitions                                                               1998
------------                                                               ----
Fair value of assets aquired                                        $ 1,880,861
Liabilities assumed                                                    (748,556)
                                                                    ------------
Net assets aquired                                                    1,132,305
Common stock issued                                                    (500,000)
Note payable                                                            (70,000)
                                                                    ------------
  Cash paid for acquisition, net of cash acquired                   $   562,305
                                                                    ============

         On November 24,1999 the Company sold the Smyth Imager Division for $2,800,000. The net book values of the assets sold were $2,185,144 and the liabilities transferred were $753,043. See Note 4.

         On August 24, 2000 and August 31,2000, the Company sold its sales offices located in London, KY and Canton, OH respectively. The net book value of the assets sold was $763,520 and the liabilities transferred were $225,529.


Other non-cash activities:                                                                       Year ended December 31,
                                                                                           2000          1999           1998
                                                                                        -----------------------------------------
Non-cash transactions relating to Series C Redeemable Preferred Stock:

         Preferred Stock Accretion recorded to increase Series C to redemption value    $354,056
                                                                                        =========
         Dividend payable on Series C Preferred Stock                                   $ 66,970
                                                                                        ---------
         Warrants issued in connection with Series C Preferred Stock                    $216,750
                                                                                        =========
Non-cash transactions relating to Series B Preferred Stock:

         Warrants issued in connection with Series B Preferred Stock                                     $52,500
                                                                                                         ========
         Series B warrant conversion to stock                                           $    150
                                                                                        ---------
         Preferred Stock Accretion recorded to increase Series B to redemption value                     $52,500
                                                                                                         ========
         Dividend payable on Series B Preferred Stock                                                    $25,940
                                                                                                         --------

Non-cash transactions relating to Series A Convertible Preferred Stock:

         Warrants issued in connection with Series A Preferred Stock                                                   $ 69,500
                                                                                                                       ---------
         Preferred Stock Accretion recorded to increase Series A to redemption value                                   $241,916
                                                                                                                       =========
           Imputed Dividend on Series A Preferred Stock                                                                $227,589
                                                                                                                       ---------
           Preferred stock dividend                                                                                    $ 10,084
                                                                                                                       =========
           Preferred stock conversion                                                                                  $    660
                                                                                                                       ---------
         Warrants issued in connection with line of credit                                                             $ 38,595
                                                                                                                       =========

16.      SUBSEQUENT EVENTS

         On February 14, 2001 the Company filed a joint proxy/registration statement on Form S-4 related to the proposed merger with Registry Magic. Under the terms of the agreement, common shareholders of Bristol would receive .65 shares of Registry common stock.

         The Company successfully negotiated an extension of its line of credit with Coast Business Credit from December 31, 2000 to March 31, 2001 and again to May 31, 2001.

The Company borrowed funds for working capital from Registry Magic. The funds borrowed totaled $800,000 on December 31, 2000 and $1,910,000 as of April 12, 2001. Interest expense on these borrowed funds totaled $30,650 for the year ended December 31, 2000.

The Company negotiated extended payment terms with three major creditors and was able to convert a total of $1,537,000 of Accounts Payable balances into interest bearing notes. The Company believes that these more favorable terms will ease the pressure on its cash flow and allow it to operate in a more efficient manner

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Bristol Retail Solutions, Inc.


The audits referred to in our report dated March 30, 2001 relating to the consolidated financial statements of Bristol Retail Solutions, Inc. and subsidiaries, which is contained in item 14 of this Form 10-K and includes an explanatory paragraph regarding the Company's ability to continue as a going concern, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman LLP

Seattle, Washington
March 30,2001

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Bristol Retail Solutions, Inc.


We have audited the consolidated financial statements of Bristol Retail Solutions, Inc. and subsidiaries (the Company) as of December 31, 1999, and for the years ended December 31, 1999 and 1998, and have issued our report thereon dated April 8, 2000 (except for Note 2 as to which the date is February 13, 2001) which report expresses an unqualified opinion and includes an explanatory paragraph referring to substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule for 1999 and 1998 of Bristol Retail Solutions, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule for 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Costa Mesa, California
April 8, 2000 (except for Note 2 as to which the date is February 13, 2001)


                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                          Additions
                                                          Charged
                                              Balance at  to Costs                 Balance
                                              Beginning     and                    at End
                                              of Period   Expenses   Deductions   of Period
-------------------------------------------   ---------   ---------   ---------   ---------
Year ended December 31, 2000:
            Inventory reserves                $ 52,500      46,103     24,774     $ 73,829
            Allowance for doubtful accounts   $286,497     537,117    223,553     $600,061


Year ended December 31, 1999:
            Inventory reserves                $314,558          --    262,058(1)  $ 52,500
            Allowance for doubtful accounts   $524,356      58,000    295,859(2)  $286,497

Year ended December 31, 1998:
            Inventory reserves                $553,321      40,000    278,763(1)  $314,558
            Allowance for doubtful accounts   $382,990     245,952    104,586(2)  $524,356

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

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in Form S-8 of Bristol Retail Solutions, Inc. of our reports dated March 30, 2001, relating to the consolidated financial statements and schedule of Bristol Retail Solutions, Inc. and subsidiaries appearing in this Annual Report on Form 10-K for the year ended December 31, 2000. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

BDO SEIDMAN, LLP

Seattle, Washington
May 3, 2001

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 333-5570-LA and No. 333-43899 on Form S-3 and Form S-8, respectively, and in Amendment No. 3 to Registration Statement No. 333-50385 on Form S-3 of Bristol Retail Solutions, Inc. of (1) our report dated April 8, 2000 (except for Note 2 as to which the date is February 13, 2001), which report expresses an unqualified opinion and includes an explanatory paragraph referring to substantial doubt about the Company's ability to continue as a going concern related to the consolidated financial statements of Bristol Retail Solutions, Inc. and subsidiaries as of December 31, 1999 and for the years ended December 31, 1999 and 1998, and (2) our report dated April 8, 2000 (except for Note 2 as to which the date is February 13, 2001) relating to the financial statement schedule for 1999 and 1998 appearing in this Annual Report on Form 10-K of Bristol Retail Solutions, Inc. for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

Costa Mesa, California
May 1, 2001