Form 10-Q
period 2001-03-31
BRISTOL RETAIL SOLUTIONS INC
filed 2001-05-25
CIK 1016657

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

( )      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________________ to __________________

                         Commission file number: 0-21633


                         BRISTOL RETAIL SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               DELAWARE                                   58-2235556
   (State or Other Jurisdiction of             (IRS Employer Identification NO).
    Incorporation or Organization)

  1437 S JACKSON, SEATTLE, WASHINGTON                       98144
(Address of Principal Executive Offices)                  (Zip code)


                                 (206) 325-8922
                (Issuer's Telephone Number, Including Area Code)

              3760 KILROY AIRPORT WAY, LONG BEACH, CALIFORNIA 90806 (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

      Common Stock, $.001 par value - 8,376,968 shares as of May 4, 2001 Class A Redeemable Common Stock Purchase Warrants - 1,733,791 as May 4, 2001

      Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                         BRISTOL RETAIL SOLUTIONS, INC.

                                      Index


Part I   --- FINANCIAL INFORMATION                                         Page

         Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2001 and
                December 31, 2000                                           3

              Consolidated Statements of Operations for the three
                months ended March 31, 2001 and 2000                        4

              Consolidated Statements of Cash Flows for the three
                months ended March 31, 2001 and 2000                        5

              Notes to Consolidated Financial Statements                   6-11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12-15

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

Part II  --- OTHER INFORMATION

         Item 1.  Legal Proceedings                                         17
         Item 2.  Changes in Securities and Use of Proceeds                 17
         Item 3.  Defaults upon Senior Securities                           17
         Item 4.  Submission of Matters to a Vote of Security Holders       17
         Item 5.  Other Events                                              17
         Item 6.  Exhibits and Reports on Form 8-K                          17

Signature                                                                   18

                                           BRISTOL RETAIL SOLUTIONS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31, 2001    DECEMBER 31,
                                                                                       (UNAUDITED)         2000
                                                                                      -------------   -------------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                         $    202,138    $    477,509
    Accounts receivable, net of allowance for doubtful accounts of $702,276
       and $600,061                                                                      2,309,546       2,964,796
    Inventories, net                                                                     3,366,771       3,480,693
    Prepaid expenses and other current assets                                              389,140         277,687
    Current portion of note receivable                                                     160,201         144,172
                                                                                      -------------   -------------
Total current assets                                                                     6,427,796       7,344,857
    Property and equipment, net                                                            384,118         425,707
    Intangible assets, net of accumulated amortization of $1,154,583
      and $1,085,431                                                                     3,926,417       3,995,569
    Note receivable;less current portion                                                         0          16,029
    Other assets                                                                           154,708         128,651
                                                                                      -------------   -------------
Total assets                                                                          $ 10,893,039    $ 11,910,813
                                                                                      =============   =============

        LIABILITIES,  REDEEMABLE PREFERRED STOCK  AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term borrowings                                                             $  1,823,168    $  2,350,655
    Accounts payable                                                                     3,154,088       4,263,890
    Accrued salaries, wages and related benefits                                           347,459         694,383
    Accrued expenses                                                                       407,418         256,673
    Deferred service revenue                                                             1,472,743       1,618,055
    Customer advances                                                                      542,739         599,191
    Current portion of note payable to related party                                     2,002,063         850,000
    Current portion of long-term debt                                                    1,191,050         210,975
    Redeemable Warrants associated with Series C Redeemable Preferred Stock                387,965         216,750
    Current portion of capital lease obligations                                            40,485          53,893
                                                                                      -------------   -------------
Total current liabilities                                                               11,369,178      11,114,465

    Capital lease obligation,  less current portion                                         66,549          72,407
                                                                                      -------------   -------------
Total liabilities                                                                       11,435,727      11,186,872
Commitments and contingencies (Note 9)
Series C Redeemable Preferred Stock; $.001 par value, 4,000,000 shares authorized;       1,000,000       1,000,000
     500,000 shares issued and outstanding
 Stockholders' deficit:
    Series B Preferred Stock; $1.00 par value; 1,000,000 shares authorized;
     500,000 shares issued; 25,000 and 400,000 shares outstanding                           25,000          25,000
   Common stock, $.001 par value: 20,000,000 shares authorized; 8,376,968 and
      8,376,968 shares issued ;  8,371,968 and 8,371,968  shares outstanding                 8,377           8,377
    Additional paid-in-capital                                                          13,759,898      13,759,898
    Accumulated deficit                                                                (15,311,338)    (14,044,709)
                                                                                      -------------   -------------
                                                                                        (1,518,063)       (251,434)
Treasury stock, 5,000 shares, at cost                                                      (24,625)        (24,625)
                                                                                      -------------   -------------
Total stockholders' deficit                                                             (1,542,688)       (276,059)
                                                                                      -------------   -------------
Total liabilities, redeemable preferred stock and stockholders' defict                $ 10,893,039    $ 11,910,813
                                                                                      =============   =============

                            See accompanying notes to consolidated financial statements.

                                                         3

                                  BRISTOL RETAIL SOLUTIONS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)

                                                                     Three Months Ended March 31
                                                                    -----------------------------
                                                                        2001             2000
                                                                    -----------------------------
Revenue:
System sales and installation                                       $ 2,627,345      $ 4,078,235
Service and supplies sales                                            1,910,238        2,065,776
                                                                    ------------     ------------
Total revenue                                                         4,537,583        6,144,011
                                                                    ------------     ------------
Cost of revenue:
System sales and installation                                         2,411,030        3,440,727
Service and supplies sales                                            1,129,058        1,612,921
                                                                    ------------     ------------
Total cost of revenue                                                 3,540,088        5,053,648
                                                                    ------------     ------------

Gross margin                                                            997,495        1,090,363
                                                                    ------------     ------------
Operating expenses:
           Selling, general and administrative expenses               1,900,375        2,179,583
                                                                    ------------     ------------
Total operating expenses                                              1,900,375        2,179,583
                                                                    ------------     ------------

Operating loss                                                         (902,880)      (1,089,220)

Other income (expense), net                                            (333,749)        (130,772)
                                                                    ------------     ------------

Loss before income taxes                                             (1,236,629)      (1,219,992)
Provision for income tax                                                      -                -
                                                                    ------------     ------------

Net loss                                                            $(1,236,629)     $(1,219,992)
                                                                    ============     ============


Net loss                                                            $(1,236,629)     $(1,219,992)

Preferred stock accretion and dividends                                 (30,000)        (368,034)
                                                                    ------------     ------------

Net loss applicable to common stockholders                          $(1,266,629)     $(1,588,026)
                                                                    ============     ============

Basic and diluted net loss to common stockholders per share         $     (0.15)     $     (0.23)
                                                                    ============     ============
Basic and diluted weighted average common shares outstanding          8,371,968        6,963,282
                                                                    ============     ============

                  See accompanying notes to consolidated financial statements.

                                                4

                                  BRISTOL RETAIL SOLUTIONS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                     Three Months Ended March 31
                                                                    -----------------------------
                                                                        2001             2000
                                                                    -----------------------------
Cash flows from operating activities:
Net loss                                                            $(1,236,629)     $(1,219,992)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation                                                        40,872           52,765
     Amortization                                                        69,152          105,034
     Provision for doubtful accounts                                     88,385           23,402
     Redeemable warrants                                                171,215                -
     Changes in operating assets and liabilities, net of
       effect of acquisitions and business dispositions
         Accounts receivable                                            566,865        1,273,324
         Inventories                                                    113,922            4,900
         Prepaid expenses and other assets                             (137,510)         (50,221)
         Accounts payable                                               287,954           79,319
         Other accrued expenses                                        (226,179)        (546,622)
         Deferred service revenue                                      (145,312)         292,055
         Customer advances                                              (56,452)         (33,267)
         Accrued interest                                                42,563                -
                                                                    -----------------------------
Net cash used in operating activities:                                 (421,154)         (19,303)

Cash flows from investing activities:
Receivables from rescinded acquisition                                        -           15,000
Disposal of property and equipment                                          717                -
Purchases of property and equipment                                           -           (3,911)
                                                                    -----------------------------
Net cash provided by  investing activities                                  717           11,089

Cash flows from financing activities:
Repayment of capital lease obligations                                  (19,266)         (14,998)
Issuance (repayment) of note payable to related party                 1,110,000           (9,280)
Net borrowings (repayment) on line of credit                           (527,487)        (497,223)
Issuance (repayment) of long-term debt                                 (418,181)          (3,921)
Issuance of preferred stock, net of offering costs                            -          920,000
Redemption of preferred stock                                                 -         (300,000)
Payment of cash dividends-preferred stock                                     -          (25,940)
                                                                    -----------------------------
Net cash provided by financing activities                               145,066           68,638

Net increase (decrease) in cash and cash equivalents                   (275,371)          60,424
Cash and cash equivalents at beginning of year                          477,509          332,959
                                                                    -----------------------------
Cash and cash equivalents at end of year                            $   202,138      $   393,383
                                                                    =============================

Supplemental disclosures of cash flow information:
Cash paid for interest                                              $   133,706      $   126,251

Supplemental disclosure of non-cash investing and
  financing activities:
Preferred stock accretion                                                     -          334,056
Conversion of accounts payable to notes payable                       1,397,756                -
Dividend payable on Series C Preferred Stock                             30,000                -

                  See accompanying notes to consolidated financial statements.

                                                5

                         BRISTOL RETAIL SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Bristol Retail Solutions, Inc. (the Company) was incorporated on April 3, 1996 in the state of Delaware for the purpose of acquiring and operating a national network of full-service retail automation solution providers. The Company earns revenue from the sale and installation of point-of-sale (POS) systems and turnkey retail automation (VAR) systems, the sale of supplies and from service fees charged to customers under service maintenance agreements. Currently, the Company has sales and service locations located in nine cities and five states, primarily located in the Western and Midwestern region of the United States.

         The accompanying consolidated March 31, 2001 and 2000 financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cash Registers, Inc. (CRI), which includes MicroData, Inc. (MicroData) and Electronic Business Machines, Inc. (EBM); Automated Retail Systems, Inc. (ARS); Smyth Systems, Inc. (Smyth); Pacific Cash Register and Computer, Inc. (PCR); and Quality Business Machines (QBM).

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain notes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

GOING CONCERN

         The Company has experienced recurring net operating losses and has a tangible net worth and capital deficiency. Further, the Company has been unable to raise adequate capital to fulfill its bank loan agreements and its obligations to its trade creditors. For the quarter ended March 31, 2001, the Company incurred losses applicable to common stockholders of approximately $1.2 million and had a working capital deficit of approximately $4.9 million. The Company also has borrowed $1,910,000 from Registry Magic Incorporated (Registry) through May 15, 2001, to fund current operations and is contemplating a merger with Registry. Registry is also experiencing financial difficulties and Registry's independent auditors issued a report on its July 31, 2000 financial statements that included an explanatory paragraph referring to substantial doubt about Registry's ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's success is dependent upon its ability to obtain necessary financing, the continued cooperation of suppliers and equipment manufacturers, the successful execution of management's cost reduction initiatives and the achievement of sustained profitable operations. The Company in late 3rd quarter of 2000 implemented a significant reduction in workforce and sold two sales offices resulting in a reduction of fixed operating expenses of approximately $800,000 per quarter. Additional reductions in operating costs are being implemented in 2001 with expected cost reductions of $475,000 per quarter. Management believes by effectively consolidating technical operations, converting remote field office to support of sales only, incorporating a new incentive based salesman compensation package and the completion of the consolidation of financial services support will result in a significant reduction in annual operating expenses and improve financial results while maintaining required customer support and service levels. Management intends to continue to seek additional debt and equity financing and to refinance the Company's existing line of credit so that adequate cash flows are available until the Company achieves profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete year. For the three months ended March 31, 2001 and 2000, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the deferred tax assets that arose from the current operating loss.

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

         At March 31, 2001 and 2000, basic and diluted loss per share is based on the weighted average number of common shares outstanding and net loss applicable to common stockholders. Common stock equivalents, which consist of stock options, warrants and conversion of preferred stock, were antidilutive for the three months ended March 31, 2001 and 2000, and, accordingly, were not included in the calculation of dilutive loss per share.

BASIC AND DILUTED LOSS PER SHARE                     Net Loss       Wt Shares      Per-Share
                                                   (Numerator)    (Denominator)     Amount
                                                  ------------------------------------------
FOR THE QUARTER  ENDED MARCH 31, 2000
Net loss                                          $(1,219,992)
Accretion related to  Preferred Stock                (334,056)
Cumulative dividends for  Preferred Stock             (33,978)
                                                  ------------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE       $(1,588,026)       6,963,282     $  (0.23)

Effect of Dilutive Securities                               -                -            -
                                                  ------------------------------------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE     $(1,588,026)       6,963,282     $  (0.23)
                                                  ==========================================

FOR THE QUARTER  ENDED MARCH 31, 2001
Net loss                                          $(1,236,629)
Accretion related to  Preferred Stock                       -
Cumulative dividends for  Preferred Stock             (30,000)
                                                  ------------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE       $(1,266,629)       8,371,968     $  (0.15)

Effect of Dilutive Securities                               -                -            -
                                                  ------------------------------------------

DILUTED LOSS TO COMMON STOCKHOLDERS PER SHARE     $(1,266,629)       8,371,968     $  (0.15)
                                                  ==========================================

COMPREHENSIVE OPERATIONS

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources. As of March 31, 2001 and 2000, there is no difference between net loss and comprehensive loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998,the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133", which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000.SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No, 133 also addresses the accounting for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on the Company's financial statement presentation or disclosures.

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

In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective April 1, 2001, for the Company. The Company believes that such adoption will not have a material impact on the consolidated financial statements.

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

RECLASSIFICATION

         Certain reclassifications have been made to prior period information to conform to the current period presentation.


PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

                                                       March 31,    December 31,
                                                         2001          2000
                                                      ----------    ----------

Furniture and equipment                               $ 479,146     $ 479,862
Automobiles                                             212,672       212,672
Leasehold improvements                                  110,002       110,002
                                                      ----------    ----------
                                                        801,820       802,536
Less accumulated depreciation and amortization         (417,702)     (376,829)
                                                      ----------    ----------
Property and equipment, net                           $ 384,118     $ 425,707
                                                      ==========    ==========
VENDOR NOTES PAYABLE

During the three months ended March 31, 2001 the Company converted the accounts payable balances of two equipment suppliers to notes payable. $672,326 was converted with an interest rate of 9.5% and monthly payments of $87,062.29, and $715,135 was converted with an interest rate of 16% and monthly payments of $60,000.

COMMITMENTS AND CONTINGENCIES

         The Board of Directors at the February 5, 2001 meeting approved, subject to certain conditions, granting Lawrence Cohen One Million (1,000,000) additional Bristol Common Stock Options.

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

STOCKHOLDERS' EQUITY

     PREFERRED STOCK

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

         The holder of the Series C Preferred Shares is entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded dividends of $30,000 as of March 31, 2001.

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

         Using a Black-Scholes option-pricing model, the Company valued the 464,979 warrants at $387,965, recording interest expense of $171,215 in accordance with ("EITF 00-07") at March 31, 2001.

SUBSEQUENT EVENTS

         Subsequent to the period covered by this report, Bristol filed a current report on Form 8-K, announcing the resignation of Mr. David Kaye as an officer and director of the Company, effective April 16, 2001. This report was filed on April 25, 2001

         On May 10, 2001 the Company filed an amended joint proxy/registration statement on Form S-4 related to the proposed merger with Registry Magic. Under the terms of the agreement, common shareholders of Bristol would receive .65 shares of Registry common stock. A shareholder's meeting has been scheduled for June 19, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 2000.

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

         Total revenue for the quarter ended March 31, 2001 was $4,537,583 and represents a decrease of 26% from the Company's total revenue of $6,144,011 for the quarter ended March 31, 2000. The decrease in revenue from the quarter ended March 31, 2001 to the quarter ended March 31, 2000 was attributable to a decline in franchise hospitality revenue due to premature conversions attributable to Y2K and the absence of revenues from the London, Kentucky and Dayton, Ohio sales offices, which were sold in August of 2000.

         Total revenue for the quarter ended March 31, 2001 was comprised of 58% Systems Revenue and 42% Service Revenue, as compared to a revenue composition of 66% Systems Revenue and 34% Service Revenue for the quarter ended March 31, 2000.

         No customer accounted for more than 10% of total revenue for the three months ended March 31, 2001 and 2000. Aggregate sales of products from the Company's three principal hardware vendors, Panasonic, ERC Parts, Inc. (ERC), a distributor of Panasonic products, and NCR Corporation (NCR), accounted for approximately 26% of total revenue for the quarter ended March 31, 2001 and approximately 20% of total revenue the quarter ended March 31, 2000. The Company's supply agreements with these manufacturers are non-exclusive, have geographic limitations and may have renewable one-year terms depending upon the Company's achievement of a previously agreed to procurement quota. The Company believes it will achieve its' procurement goals with each of it's major suppliers. Geographical limitations exist as a result of the assignment of sales territories that define the municipalities and states where the Company's subsidiaries can sell a manufacture's hardware or software. The actual sales territories for each manufacturer are subsidiary-specific and some subsidiaries may not have permission to sell hardware or software of certain manufacturers in certain regions or territories of the country. NCR, however, effective January 1, 2001 eliminated the Company's geographical limitations, thereby allowing the Company to sell NCR products throughout the country. A change in the Company's or its subsidiaries' relationship with its principal vendors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

GROSS MARGIN

         Gross margin decreased to $997,495 for the quarter ended March 31, 2001, from $1,090,363 for the quarter ended March 31, 2000. As a percentage of sales, gross margin for the quarter ended March 31, 2001 was 22% and was comprised of gross margin for Systems Revenue of 8% and gross margin for Service Revenue of 41%. Gross margin for the quarter ended March 31, 2000 was 18% and was comprised of gross margin for Systems Revenue of 16% and gross margin for Service Revenue of 22%. The decrease in systems gross margin is primarily attributable to decreased revenue available to cover fixed labor and overhead that are components of cost of sales. The increase in service gross margins is due to overall fixed labor costs decreasing faster than a decline in service revenue from prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses were $1,900,375 for the quarter ended March 31, 2001, a decrease of $279,208 from the comparable prior-year period and represented 42% of total revenue, versus 36% of total revenue in the comparable prior year period. The decrease in expenses in absolute dollars between years was primarily attributable to the sale of the two Cash Registers, Inc. offices, and other workforce reductions.

OTHER EXPENSE (INCOME)

         The Company earned interest income of $1,547 for the three- month period ended March 31, 2001, compared to $11,071 for the quarter ended March 31, 2000. Interest income primarily related to finance charges earned on delinquent accounts. The Company recognized interest expense of $337,467 for the quarter ended March 31, 2001 compared to $138,905 for the quarter ended March 31, 2000. Interest expense in both years consisted primarily of interest on outstanding balances on the Company's lines of credit, amortization of debt issuance costs, and the revaluation of redeemable warrants.

INCOME TAX PROVISION

         The Company recorded a slight income tax provision for the quarters ended March 31, 2001 and 2000, respectively. Income tax expense in both years consisted solely of state taxes as the Company had a taxable loss for federal income tax purposes and provided a 100% valuation allowance on the deferred tax asset created by the taxable losses as management estimated these taxable losses could not meet the more likely than not recoverability standard imposed by SFAS No. 109.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         The Company's net loss applicable to common stockholders for the quarter ended March 31, 2001 was $1,266,629, consisting of the Company's net loss of $1,236,629 and dividends on preferred stock of $30,000.

         The Company's net loss applicable to common stockholders for the quarter ended March 31, 2000 was $1,588,026, consisting of the Company's net loss of $1,219,992, cumulative dividends on the Preferred Stock of $33,978 and accretion of $334,056 related to Series C Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company had cash and cash equivalents of $202,138 at March 31, 2001. During the three months ended March 31, 2001, the Company utilized $421,154 of cash from operations; utilized $717 for the disposal of property and equipment and generated $145,066 from financing activities, which primarily related to borrowings from a related party (Registry) and conversion of accounts payables to note payable. As of March 31, 2001 the Company was in arrears on one of the vendor notes, however, they have been negotiating with the note holders for more favorable payment terms. As of May 15, 2001 those negotiations were continuing and there had been no significant interruptions in product delivery as a result of the late payments.

         On December 17, 1997, the Company obtained a line of credit which provides for aggregate borrowings up to $5,000,000 computed based on eligible accounts receivable and inventories; bears interest at the bank's prime rate plus 1.75%; and matured on December 31, 2000; and is collateralized by the Company's eligible accounts receivable and inventories. The Company successfully negotiated an extension of the line of credit to May 31, 2001. Ineligible accounts receivable includes any customer invoice that is ninety-days past due or any customer account where 25% or more of the amount due is ninety-days delinquent. Pursuant to the terms of the line of credit, the Company is subject to covenants, which, among other things, impose certain financial reporting obligations on the Company and prohibit the Company from engaging in certain transactions prior to obtaining the written consent of the lender. The Company had outstanding borrowings of $1,823,168 and $2,350,655 bearing interest at 10.75% and 9.50% at March 31, 2001 and 2000, respectively. As of March 31, 2001, the Company was in compliance with the covenants under the credit facility. The Company is currently negotiating to extend the maturity date to June 30, 2001 and is also in discussion with other prospective lenders to replace the current credit line.

         The Company believes that the potential merger with Registry Magic, detailed elsewhere in this document, will create a more attractive entity to the capital markets and will afford additional funding opportunities other than those that would have been available to either firm as separate entities. In addition, pursuant to the terms of the merger agreement, the Company and Registry entered into a promissory note whereby Registry has advanced $1,910,000 to the Company through May 15, 2001.

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

          Upon certain circumstances, Berthel may put the Company the warrant or shares underlying the warrant and shares of common stock resulting from the conversion of all or part of the Series C Preferred Stock. The Company will pay Berthel a put price equal to the fair market value of the Company, multiplied by a fraction, the numerator of which is the total of (i) the number of warrant shares tendered by Berthel, (ii) the number of shares of common stock for which the portion of the warrant tendered by Berthel remains exercisable, (iii) the number of conversion shares tendered by Berthel and (iv) the number of shares of common stock for which the Series C Preferred Stock tendered by Berthel remain convertible; and the denominator of which is the total of (x) the total shares of outstanding common stock of the Company, (y) the number of shares of common stock for which the warrant remains exercisable, and (z) the number of conversion shares for which all shares of Series C Preferred Stock held by Berthel remain convertible. Berthel may exercise it rights to this put at any time after the fifth anniversary of the closing date and prior to the close of business on the seventh anniversary of the closing date unless certain events as defined occur earlier. In addition, at any time after the closing date, the investor may demand registration of its shares of common stock on Form S-2 or S-3 or any similar short form registration. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-07, unless the underlying preferred stock agreement is modified by June 30, 2000, the fair value of the Series C Preferred Stock will be recorded as a liability with changes in its fair value recognized in earnings.

         The holder of the Series C Preferred Shares are entitled to receive cumulative cash dividends at the rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $30,000 as of March 31, 2001. The purchaser received warrants to purchase 425,000 shares of common stock. These warrants were valued by the Company at $216,750 using a Black-Scholes option-pricing model. The Series C Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The Company recorded accretion of $354,056 to increase the carrying value to the redemption value of $1,000,000.

          The Company believes that an additional capital infusion along with its availability on the Company's current asset based line of credit is required to meet its working capital requirements until December 31, 2001. At March 31, 2001, approximately $165,000 of eligible collateral was available for the Company to borrow under the credit facilities. The Company will require financing in order to fund the business operations and may incur additional costs and expenditures to expand operational and financial systems and corporate management and administration. The Company will be limited in its ability to grow internally without working capital. There can be no assurance that the Company will be able to successfully obtain additional financing or that such financing will be available on terms the Company deems acceptable. In anticipation of the proposed merger with Registry Magic, the Company has borrowed from Registry Magic $1,910,000 through May 15, 2001 on an interest bearing note at 11.5% for working capital. The Company's success is dependent upon its ability to obtain necessary financing, the continued cooperation of suppliers and equipment manufacturers, the successful execution of management's cost reduction initiatives, and the achievement of sustained profitable operations. The Company, in late 3rd quarter of 2000, implemented a significant reduction in workforce and sold two sales offices resulting in a reduction of fixed operating expenses of approximately $800,000 per quarter. Additional reductions in operating costs are being implemented in 2001 with expected cost reductions of $475,000 per quarter. Management believes by effectively consolidating technical operations, converting remote field office to support of sales only, incorporating a new incentive based salesman compensation package and the completion of the consolidation of financial services support will result in an further reduction in fixed annual operating expenses while maintaining required customer support and service

LEGAL PROCEEDINGS

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

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2001, the carrying values of the Company's financial instruments approximated fair values based on current market prices and rates. Because of their short duration, changes in market interest rates would not have a material effect on fair value.

         It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure, as we do not transact business in foreign currencies. As such, we do not have significant currency exposure at March 31, 2001.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about August 7, 1997, a class action complaint was filed against the Company and certain of the Company's officers and directors. There have been no significant changes in these proceedings subsequent to the last notification.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS


         Effective April 16, 2001 Mr. David Kaye resigned as President and Director of the Company.

         On May 10, 2001 the Company filed an amended joint proxy/registration statement on Form S-4 related to the proposed merger with Registry Magic. Under the terms of the agreement, common shareholders of Bristol would receive .65 shares of Registry common stock. A shareholder's meeting has been scheduled for June 19, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  99.1*    Risk Factors

                  * Filed herewith.

(b)      Reports on Form 8-K
         Subsequent to the period covered by this report, Bristol filed a current report on Form 8-K, announcing the resignation of Mr. David Kaye as an officer and director of the Company, effective April 16, 2001. This report was filed on April 25, 2001.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bristol Retail Solutions, Inc.
                                   ---------------------------------------------
                                   (Registrant)

 May 21, 2001                      By: /s/ BILL KERECHEK
--------------                     ---------------------------------------------
     Date                          Bill Kerechek
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)